Form 10-Q
period 1996-09-30
VISIGENIC SOFTWARE INC
filed 1996-11-12
CIK 917062

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             --------------------

                                   FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended September 30, 1996

                                      OR

           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________  to  _______________ .

                        Commission file number: 0-21127

                           Visigenic Software, Inc.
            (Exact name of registrant as specified in its charter)


              Delaware                                           94-3173927
(State or other jurisdiction of                               (I.R.S. Employe
incorporation or organization)                               Identification No.)

                           951 Mariner's Island Blvd.
                                   Suite 120
                              San Mateo, CA 94404
          (Address of  principal executive offices including zip code)

                                 (415) 286-1900
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   [X]    NO   [_]

Number of shares of registrant's common stock outstanding as of September 30,1996: 12,579,267.

================================================================================

                            VISIGENIC SOFTWARE, INC.

                               Table of Contents


PART I.                    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets at September 30, 1996
          and March 31,1996....................................................3

          Condensed Consolidated Statements of Operations for
          the three months and six months ended September 30, 1996
          and September 30, 1995...............................................4

          Condensed Consolidated Statements of Cash Flows for
          the six months ended September 30, 1996 and September 30, 1995.......5

          Notes to Condensed Consolidated Financial Statements.................6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................16

Item 2.   Changes in Securities...............................................16

Item 3.   Defaults upon Senior Securities.....................................16

Item 4.   Submission of Matters to a Vote of Security Holders.................16

Item 5.   Other Information...................................................16

Item 6.   Exhibits and Reports on Form 8-K....................................16

          Signatures..........................................................17

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements


                            VISIGENIC SOFTWARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                 (unaudited)
                                                   Sept. 30,       March 31,
                                                     1996            1996
                                                 ------------------------------
CURRENT ASSETS:
    Cash and cash equivalents                       $13,602              $2,399
    Accounts receivable, net                          2,462                 760
    Prepaid compensation                              1,061                   -
    Prepaid expenses and other current assets           552                 257
                                                 ------------------------------
              Total current assets                   17,677               3,416
                                                 ------------------------------

PROPERTY AND EQUIPMENT, net                           2,139               1,349

OTHER ASSETS, net:
    Excess of purchase price over net assets            870                   -
     acquired
    Other                                                79                  55
                                                 ------------------------------
TOTAL ASSETS                                        $20,765              $4,820
                                                 ==============================

CURRENT LIABILITIES:
    Accounts  payable                                $1,090                $811
    Accrued liabilities -
              Payroll and related benefits              711                 347
              Other                                   1,506                 301
    Deferred revenue                                  1,357               1,141
                                                 ------------------------------
              Total current liabilities               4,664               2,600
                                                 ------------------------------

STOCKHOLDERS' EQUITY:
    Convertible preferred stock                           -                   4
    Common stock                                         13                   3
    Additional paid-in-capital                       43,513              13,675
    Accumulated deficit                             (27,425)            (11,462)
                                                 ------------------------------
              Total stockholders' equity             16,101               2,220
                                                 ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $20,765              $4,820
                                                 ==============================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            VISIGENIC SOFTWARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except  per share amounts)
                                  (unaudited)

                                           Three Months       Six Months Ended
                                               Ended
                                           September 30,        September 30,
                                           1996     1995       1996       1995
                                       ------------------     ------------------
REVENUE:
     Software licenses                    $3,222   $1,033      $5,727     $1,577
     Consulting services, maintenance
      and other                              600      268       1,056        635
                                       ------------------     ------------------
              Total revenue                3,822    1,301       6,783      2,212
                                       ------------------     ------------------

COST OF REVENUE:
      Software licenses                      130       62         268        105
      Consulting services, maintenance
       and other                             402      180         697        326
                                       ------------------     ------------------
              Total cost of revenue          532      242         965        431
                                       ------------------     ------------------
GROSS PROFIT                               3,290    1,059       5,818      1,781
                                       ------------------     ------------------

OPERATING EXPENSES:
     Product development                   2,481      972       4,138      1,701
     Sales & marketing                     2,397      770       4,403      1,406
     General & administrative                628      336       1,101        671
     Purchased in process product
      development                              -        -      12,014          -
     Amortization of excess of
      purchase price over net assets
      acquired                               129        -         172          -
                                       ------------------     ------------------
              Total operating expenses     5,635    2,078      21,828      3,778
                                       ------------------     ------------------
              Loss from operations        (2,345)  (1,019)    (16,010)    (1,997)
                                       ------------------     ------------------

INTEREST AND OTHER INCOME, net                42       28          48         29
                                       ------------------     ------------------
NET LOSS                                 ($2,303)   ($991)   ($15,962)   ($1,968)
                                       ==================     ==================

PRO FORMA NET LOSS PER SHARE              ($0.18)  ($0.09)     ($1.34)    ($0.18)
                                       ==================     ==================
PRO FORMA WEIGHTED AVERAGE COMMON AND
              COMMON EQUIVALENT SHARES    12,565   11,240      11,900     11,241
                                       ==================     ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            VISIGENIC SOFTWARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                            Six Months Ended
                                                                                              September 30,
                                                                                           1996           1995
                                                                                        ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                              ($15,962)       ($1,968)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                            434            122
    Purchased in process product development                                              12,014              -
    Provision for allowance for doubtful accounts                                             37             30
    Changes in net assets and liabilities, net of acquisition of PostModern
         Increase in accounts receivable                                                  (1,599)          (718)
         Increase in prepaid expenses                                                     (1,269)          (129)
         and other current assets
         Increase in accounts payable                                                        188            188
         Increase in accrued liabilities                                                   1,064            117
         Increase in deferred revenue                                                         33            391
                                                                                        --------        -------
            Net cash used in operating activities                                         (5,060)        (1,967)
                                                                                        --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for purchase of PostModern, net of cash acquired                                (2,182)             -
  Purchases of property and equipment                                                       (982)          (544)
  Organizational costs and other assets                                                      (31)           (28)
                                                                                        --------        -------
            Net cash used in investing activities                                         (3,195)          (572)
                                                                                        --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible notes                                              2,000              -
  Net proceeds from issuance of preferred stock                                            4,000          5,463
  Net proceeds from issuance of common stock                                              13,458              -
                                                                                        --------        -------
            Net cash provided by financing activities                                     19,458          5,463
                                                                                        --------        -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 11,203          2,924

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             2,399            553

                                                                                        --------        -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $13,602         $3,477
                                                                                        ========        =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISIGENIC SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by Visigenic Software, Inc. (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in its Registration Statement on Form S-1 (Registration No. 333-06285).

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the six-month period ended September 30, 1996. The results for the six-month period ended September 30, 1996 are not necessarily indicative of the results expected for the full fiscal year.

2.   PRO FORMA NET LOSS PER SHARE

     Pro forma net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the "if converted" method) and stock options (using the treasury stock method). As the Company has incurred losses since inception, common equivalent shares have been excluded from the computation, as their effect is antidilutive; however, pursuant to Securities and Exchange Commission requirements, such computations include all common and common equivalent shares issued within the twelve months preceding the filing date as if they were outstanding for all periods presented using the treasury stock method. Convertible preferred stock outstanding during the period are included (using the "if converted" method) in the computation as common equivalent shares, even though the effect is antidilutive.

3.   POSTMODERN ACQUISITION

     In May 1996, the Company completed the acquisition of PostModern Computing Technologies Inc. ("PostModern"), a developer of distributed object connectivity software. In the acquisition, which was structured as a merger, the Company issued 3,099,821 shares of its Common Stock, valued at $3.00 per share, and paid a total of $2.3 million in exchange for all of PostModern's outstanding shares. The Company also assumed PostModern's outstanding stock options and reserved 361,785 shares of the Company's Common Stock for issuance upon exercise of such options. The Company also incurred acquisition-related costs of approximately $450,000, resulting in a total purchase price of approximately $13.1 million. In addition, the Company made cash payments, subject to one-year vesting and totaling $1.5 million, to certain PostModern employees. The acquisition of PostModern was accounted for as a purchase in the quarter ended June 30, 1996. The Company recorded a write-off in the quarter ended June 30, 1996 of approximately $12.0 million of in-process product development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. The remaining purchase price of approximately $1.1 million will be amortized over two years.

4.   CAPITAL STOCK

     In August 1996, the Company completed the initial public offering of its common stock. The Company sold 2,015,000 shares for net proceeds of $13.2 million. Concurrent with the closing of the initial public offering, 4,119,069 shares of convertible preferred stock were converted into an equivalent number of shares of common stock and $2,000,000 of convertible notes plus accrued interest of $31,526 converted into 270,871 shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, this discussion contains forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Due to risks and uncertainties, the Company's actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in Factors That May Affect Future Results.
                                     ---------------------------------------

The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in the Company's Registration Statement on Form S-1 (Registration No. 333-06285).



Overview

  The Company commenced operations in February 1993 and was engaged principally in product and market research and product development until the launch of its initial products in November 1994. The Company shipped version 1.0 of the VisiODBC Software Development Kit ("SDK") and the VisiODBC Drivers and DriverSets in November 1994, version 1.0 of its VisiChannel product in March 1996 and version 2.0 of its VisiODBC product line in June 1996. The Company first recognized material revenue in the fourth quarter of fiscal 1995.

  The Company's revenue is derived from license fees from licensing its products, royalties from value added resellers ("VARs"), independent software vendors ("ISVs") and distributors, and fees for services related to its products, including software maintenance, development contracts, consulting and training. License fees for the Company's products vary according to the specific products licensed.

  The Company licenses its products to VARs and ISVs, who include the Company's products in their own products, and to end users, who deploy the Company's products in their own computing environments. A substantial portion of the Company's license revenue to date is attributable to licenses to VARs and ISVs. A relatively small number of VAR and ISV customers have accounted for a significant percentage of the Company's license revenue. For fiscal 1996, licenses to the Company's ten largest customers accounted for approximately 78% of the Company's total revenue and licenses to one customer accounted for approximately 25% of the Company's total revenue. For the first and second quarter of fiscal 1997, licenses to the Company's ten largest customers accounted for approximately 75% and 74%, respectively, of the Company's total revenue. For the second quarter of fiscal 1997 and six months ended September 30, 1996, two customers accounted for 24% and 13%, and 22% and 13%, respectively, of the Company's total revenue. The Company expects that licenses to a limited number of VAR and ISV customers will continue to account for a large percentage of revenue for the foreseeable future.

  The Company's sales generally reflect a relatively high amount of revenue per order. The loss or delay of individual orders, therefore, can have a significant impact on the revenue and quarterly results of the Company. Because the Company's operating expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in significant losses. To the extent such expenses precede, or are not subsequently followed by, increased revenue, the Company's operating results would be materially adversely affected.

Results of Operations

                                                       Three Months Ended                Six Months Ended
                                                          September 30,                     September 30,
                                                      1996     1995   % Change     1996     1995   % Change
                                                  -----------------------------  --------------------------
REVENUE: (in thousands)
     Software license                               $3,222   $1,033        212%  $5,727   $1,577       263%
     Percentage of revenue                             84%      79%                 84%      71%
     Consulting services, maintenance  and other       600      268        124%   1,056      635        66%
     Percentage of revenue                             16%      21%                 16%      29%
                                                  -----------------------------  --------------------------
                                Total Revenue       $3,822   $1,301        194%  $6,783   $2,212       207%
                                                  -----------------------------  --------------------------

Revenue

   Revenue for the second quarter of fiscal 1997 was $3.8 million, representing a 194% increase over revenue of $1.3 million recorded during the comparable period of fiscal 1996. For the six months ended September 30, 1996, Visigenic's revenue grew 207% to $6.8 million from $2.2 million reported for the comparable period of the prior year.

   Revenue from software licenses increased both in absolute dollars and as a percentage of total revenues during the three and six month periods ended September 30, 1996 over the comparable periods of 1995. The revenue increases were primarily due to an increased volume of licensing of the Company's database connectivity products, resulting from an increase in the number of products offered and the expansion of the Company's direct sales and telesales organizations.

   Consulting, maintenance and other revenue increased 124% in the second quarter of fiscal 1997 over the comparable period of the prior year and accounted for 16% and 21% of total revenue for the second quarter of fiscal 1997 and 1996, respectively. For the six month period ended September 30, 1996 the increase was 66% over the comparable period of the prior year. The increase in revenue was primarily due to the greater licensing of products to customers under agreements with maintenance components and growth in training, consulting and development activities.

                                                  Three Months Ended               Six Months Ended
                                                     September 30,                  September 30,
                                                1996    1995   % Change    1996    1995    % Change
                                             ---------------------------  -------------------------
COST OF REVENUE: (in thousands)
 Software licenses                              $130    $ 62        110%   $268    $105        155%
 Percentage of revenue                            3%      5%                 4%      5%
 Consulting services, maintenance and other      402     180        123%    697     326        114%
 Percentage of revenue                           11%     14%                10%     14%
                                             ---------------------------  -------------------------
               Total cost of revenue            $532    $242        120%   $965    $431        124%
               Percentage of revenue             14%     19%                14%     19%



Cost of Revenue

   Cost of software license revenue includes product packaging, documentation, production and shipping. Cost of software license revenue increased from $62,000 in the second quarter of fiscal 1996 to $130,000 in the second quarter of fiscal 1997 and from $105,000 for the six months ended September 30,

1995 to $268,000 for the six months ended September 30, 1996. The increases resulted from increased volume of licensing of the Company's products.

   Cost of consulting, maintenance and other revenue consists primarily of personnel and personnel-related overhead allocation, facility and systems costs incurred in providing consulting, training, customer support and engineering development services. Cost of consulting, maintenance and other revenue increased from $180,000 in the second quarter of fiscal 1996 to $402,000 in the second quarter of fiscal 1997 and from $326,000 for the six months ended September 30, 1995 to $697,000 for the six months ended September 30, 1996. These increases reflect the effect of fixed costs resulting from the Company's investment during the first half of fiscal 1997 in a larger customer support organization. The Company intends to continue investing resources in its customer support organization. The Company currently expects that costs of service and other revenue will increase in absolute dollar amounts from the level for fiscal 1997.



Operating Expenses

                                                                           Three Months Ended                  Six Months Ended
                                                                              September 30,                     September 30,
                                                                        1996     1995    % Change     1996     1995    % Change
                                                                     ------------------------------ ---------------------------
OPERATING EXPENSES: (in thousands)
     Product development                                               $2,481     $972        155%   $4,138   $1,701      143%
     Percentage of revenue                                                65%      75%                  61%      77%
     Sales & marketing                                                  2,397      770        211%    4,403    1,406      213%
     Percentag e of revenue                                               63%      59%                  65%      64%
     General & administrative                                             628      336         87%    1,101      671       64%
     Percentage of revenue                                                16%      26%                  16%      30%
     Purchased in process product development                               -        -          -    12,014        -         -
     Percentage of revenue                                                  -        -                 177%        -
     Amortization of excess purchase price over net assets acquired       129        -          -       172        -         -
     Percentage of revenue                                                 3%        -                   3%        -
                                                                     ------------------------------ ---------------------------
                          Total operating expenses                     $5,635   $2,078        171%  $21,828   $3,778        478%
                          Percentage of revenue                          147%     160%                 322%     171%


  Product Development. Product development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, personnel-related overhead allocation, benefits, consulting costs, the cost of technology licensed from other software companies and the cost of software development tools. Product development expenses increased by 155% from $972,000 in the second quarter of fiscal 1996 to $2.5 million in the second quarter of fiscal 1997 and by 143% from $1.7 million for the six months ended September 30, 1995 to $4.1 million for the six months ended September 30, 1996. The increase in the dollar amount of product development expenses was primarily attributable to costs of additional personnel and full-time contractors in the Company's product development operations and, to a lesser extent, the licensing of existing technology from third parties which has been or will be incorporated into the Company's products.

  In accordance with Statement of Financial Accounting Standards No. 86, the Company has charged all software development costs to product development expense as incurred because expenditures which were eligible for capitalization were insignificant.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, personnel-related overhead allocation, field office rent and related expenses, travel and entertainment, advertising and promotional expenses. Sales and marketing expenses increased by 211% from $770,000 in the second quarter of fiscal 1996 to $2.4 million in the second quarter of fiscal 1997 and by 213% from $1.4 million for the six months ended September 30, 1995 to $4.4 million for the six months ended September 30, 1996. The increase in sales and marketing expenditures reflects primarily the hiring of additional sales and marketing personnel, costs associated with expanded advertising and promotional activities, increased sales commissions and increased costs associated with field sales offices. The Company plans to hire a substantial number of sales and sales support personnel in fiscal 1997. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amounts as the Company continues to expand its sales and marketing efforts domestically and internationally, establishes additional sales offices and increases advertising and promotional activities.

  General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel and personnel related overhead allocation. General and administrative expenses increased by 87% from $336,000 in the second quarter of fiscal 1996 to $628,000 in the second quarter of fiscal 1997 and by 64% from $671,000 for the six months ended September 30, 1995 to $1.1 million for the six months ended September 30, 1996. The increase in the absolute dollar amounts of general and administrative expenses was primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. The Company believes that the absolute dollar amount of its general and administrative expenses will continue to increase as a result of the anticipated expansion of the Company's administrative staff to support growing operations and expenses associated with being a public company.

  Purchased In-Process Product Development. In connection with the purchase of PostModern, the company received an appraisal of the intangible assets which indicated that approximately $12.0 million of the acquired intangible assets consisted of in-process product development. Because there can be no assurance that the Company will be able to successfully complete the development and integration of the PostModern products or that the acquired technology has any alternative future use, the acquired in-process development was charged to expense by the Company in its quarter ended June 30, 1996.

  Amortization of Excess Purchase Price over Net Assets Acquired. As a result of the purchase price allocation in connection with the purchase of PostModern in May 1996, the excess of the purchase price over net assets acquired was $1.1 million, which is being amortized on a straight-line basis over a period of two years. Management believes that the unamortized balance of $870,000 is recoverable through future operating results.

Interest and Other Income, Net

  Interest and other income, net, is comprised primarily of interest income earned on the Company's cash and cash equivalents. The increase in the second quarter of fiscal 1996 to the second quarter of fiscal 1997 and for the six months ended September 30, 1995 to the six months ended September 30, 1996 is primarily due to income derived from the short-term investments of the proceeds from the Company's initial public offering, which was completed in August 1996.

Liquidity and Capital Resources


(In thousands)                                  Six Months Ended
                                                 September 30,
                                              1996     1995  % Change
                                        -----------------------------
Working capital                            $ 13,013   $ 3,519   270%
Cash and cash  equivalents                 $ 13,602   $ 3,477   291%
Net cash used in operating activities      $  4,515   $ 1,967   130%
Net cash used in investing activities      $  4,294   $   572   651%
Net cash provided by financing             $ 20,012   $ 5,463   266%
 activities


  Working capital and cash and cash equivalents increased 270% and 291%, respectively, in the first six months of fiscal 1997 over the comparable period of fiscal 1996, primarily due to the completion of the Company's initial public offering in August 1996. The net proceeds to the Company, after underwriting discounts and offering expenses, were $13.2 million.

  Net cash used in operating activities increased 130% as a result of the increase in the net loss plus changes in working capital balances. Net cash used in investing activities increased 651% to $4.3 million due to the PostModern acquisition and increased capital expenditures to support the Company's growing employee base.

  The Company currently has a $3.0 million revolving line of credit agreement which expires on July 15, 1997. Advances under this agreement, which bear interest at the bank's prime lending rate plus 1.0%, are limited to 80% of eligible accounts receivable and are secured by substantially all of the assets and contractual rights of the Company. At September 30, 1996, there were no borrowings outstanding under this agreement. The line of credit agreement contains certain financial restrictions and covenants with which the Company is in compliance.

   Capital expenditures were primarily for computers, furniture and equipment. The Company expects that its capital expenditures will increase as the Company's employee base grows. As of September 30, 1996, the Company did not have any material commitments for capital expenditures.

  The Company believes that its existing sources of liquidity and cash generated from operations will satisfy the Company's projected working capital and other cash requirements at least through fiscal 1997. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities will use cash. Any such future growth and any acquisitions of other technologies, products or companies may require the Company to obtain additional equity or debt financing, which may not be available or may be dilutive. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly.

Factors That May Affect Future Results:

The Company operates in a rapidly changing environment that involves numerous risks, a number of which are beyond the Company's control. The following discussion highlights some of those risks. A comprehensive summary of the risks can be found in the Company's registration statement on Form S-1 which was declared effective on August 7, 1996.

  Limited Operating History; History of Losses; Recent Acquisition of Distributed Object Connectivity Business. The Company was incorporated in 1993 and commenced shipment of its initial products in November 1994. In May 1996, the Company acquired PostModern, a developer of distributed object connectivity software. PostModern was founded in 1991, commenced shipment of its initial products in 1992 and had very limited product sales prior to the acquisition. Accordingly, the Company has only a limited operating history, particularly with respect to its newly acquired distributed object connectivity business, upon which an evaluation of the Company and its future operating results can be based.

  Since inception, the Company has incurred significant losses and negative cash flow. At September 30, 1996, the Company had cumulative operating losses of $27.5 million, with net losses of $2.5 million, $4.6 million, $4.4 million and $16.0 million for fiscal 1994, fiscal 1995, fiscal 1996 and the six-months ended September 30, 1996, respectively. A substantial portion of the accumulated deficit is due to the significant commitment of resources to the Company's product development and sales and marketing activities and the write-off of approximately $12.0 million of in process product development in the quarter ended June 30, 1996 in connection with the acquisition of PostModern. The Company expects to continue to devote substantial resources in these areas and as a result will need to generate significant revenue in order to achieve profitability. The Company currently anticipates that it will operate at a loss through at least the end of 1997. The Company has experienced substantial growth in revenue in fiscal 1996. The Company expects that prior growth rates of the Company's software product revenue will not be sustainable in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The process of integrating PostModern into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of this acquisition will be realized.

  Potential Fluctuations in Operating Results. The Company's revenue and results of operations have varied on a quarterly basis in the past and are expected to vary significantly in the future. Accordingly, the Company believes that period to period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

  The Company's revenue and results of operations are difficult to forecast and could be adversely affected by many factors including, among others, the timing and terms of individual license transactions, the relatively long sales and implementation cycles for the Company's products; the delay or deferral of customer implementations; the ability of the Company to develop and market new products and control costs and the ability of the Company to expand its direct sales and telesales forces, its indirect distribution channels and its customer support capabilities.

  Licensing of the Company's software products historically has accounted for the substantial majority of the Company's revenue, and the Company anticipates that this trend will continue for the foreseeable future. The Company's software products revenue is difficult to forecast for a number of reasons. The Company typically does not have a material backlog of unfilled orders, and revenue in any quarter is substantially dependent on contracts received in that quarter. A significant portion of the Company's revenue in prior periods has been derived from relatively large sales to a limited number of customers, and the Company currently anticipates that future quarters will continue to reflect this trend. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

  A significant portion of the Company's revenue has been and is expected in the future to continue to be based upon sales to third party vendors, who will incorporate the Company's products in their own products. This revenue depends upon the success of third parties, and as a result is difficult for the Company to predict and may be subject to extreme fluctuation.

  The Company's expense levels are based, in part, on its expectations as to future revenue and to a large extent are fixed in the short term. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of revenue in relation to the Company's expectations would have an almost immediate adverse effect on the Company's business, financial condition and results of operations. Further, the Company intends to continue to expand its development teams and its sales and marketing force. The timing of such expansion and the rate at which new development and sales and marketing personnel become productive could cause material fluctuations in quarterly results of operations.

  Product Concentration. Prior to the acquisition of PostModern in May 1996, the Company derived all of its revenue from the licensing of its database connectivity software products, particularly its Open Database Connectivity ("ODBC") product line, and fees from related services. These products and services are expected to continue to account for a significant amount of the Company's revenue for the foreseeable future. As a result, a reduction in demand or increase in competition for these products, or a decline in sales of such products, would have a material adverse effect on the Company's business, results of operations and financial condition.

  Dependence on Emerging Markets and Evolving Standards; Acceptance of the Company's Products. The Company's future financial performance will depend on the growth in demand for standards-based database connectivity and distributed object connectivity software products. These markets are new and emerging, are rapidly evolving, are characterized by an increasing number of market entrants and will be subject to frequent and continuing changes in customers' preferences and technology. As is typical in new and evolving markets, demand and market acceptance for products are subject to a high level of uncertainty.

  With the acquisition of PostModern in May 1996, the Company began to offer standards-based distributed object connectivity products. The Company's current distributed object connectivity products are based on several standards, including the Common Object Request Broker Architecture and the Internet Inter-ORB Protocol. These standards are intended to facilitate the management and communication of applications created in object-oriented programming languages such as C++ and Java. These standards are new, have not yet gained widespread acceptance and compete with proprietary solutions such as Microsoft's ActiveX and Distributed Component Object Model. The distributed object connectivity software market is relatively young and there are few proven products. There can be no assurance that the markets for the Company's products will develop, or that the Company's products will be adopted. If these markets fail to develop, develop more slowly than expected, or attract new competitors, or if the Company's products do not achieve market acceptance, the Company's business, results of operations and financial condition could be materially adversely affected.

  Reliance on VARs and ISVs. A significant element of the Company's strategy is to embed its technology in products offered by the Company's VAR and ISV customers, such as Cisco, Healtheon, Hewlett-Packard, Microsoft, Netscape, Oracle and Platinum technology. A relatively small number of VAR and ISV customers have accounted for a significant percentage of the Company's revenue. In fiscal 1996, ten VAR and ISV customers accounted for approximately 78% of the Company's revenue, while in the first and second quarters of fiscal 1997, ten VAR and ISV customers accounted for approximately 75% and 74%, respectively, of the Company's revenue. The Company intends to seek similar distribution arrangements with other VARs and ISVs to embed the Company's technology in their products and expects that these arrangements will account for a significant portion of the Company's revenue in future periods.

  Dependence on the Internet and Intranets. The Company believes that sales of its connectivity products, particularly its distributed object connectivity products, will depend in large part upon the adoption by businesses and end-users of the Internet and Intranets for commerce and communications. Critical issues concerning the Internet and Intranets, including security, reliability, cost, ease of use and access and quality of service, remain unresolved at this time, inhibiting adoption by many enterprises and end-users. If the Internet and Intranets are not widely used by businesses and end-users, this will have a material adverse effect on the Company's business, results of operations and financial condition.

  Dependence on Java; Risks Associated with Encryption Technology. Certain of the Company's products are based on Java, an object-oriented programming language developed by JavaSoft, a subsidiary of Sun Microsystems. Java was developed primarily for Internet and Intranet applications. Java was only recently introduced and does not yet have sufficient history to establish its reliability, thereby inhibiting adoption of Java. To date, there have been only a very limited number of commercially significant Java-based products, and it is too early to determine whether Java will become a significant technology. Alternatives to Java have been announced by several companies, including Microsoft. To the extent that Java is not adopted or is adopted more slowly than anticipated, this could have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company has in the past incurred product development expenses and sales and marketing expenses in connection with product development activities that did not result in commercially introduced products. Some of the Company's products are based on technology from third parties and the Company therefore has limited control over whether and when these technologies are enhanced. The failure or delay in enhancements of technology from third parties used in the Company's products could have a material adverse effect on the Company's ability to develop and enhance its own products. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, results of operations and financial condition would be materially and adversely affected.

  Need to Develop New Software Products and Enhancements. The markets for the Company's products are characterized by rapid technological developments, evolving industry standards, swift changes in customer requirements, computer operating environments and software applications, and frequent new product introductions and enhancements. As a result, the Company's success depends substantially upon its ability to anticipate changes and continue to enhance its existing products, develop and introduce in a timely manner new products incorporating technological advances, comply with emerging industry standards and meet increasing customer expectations. There can be no assurance that the Company will be successful in developing and marketing new products or enhancements to its existing products on a timely basis or at all or that any new or enhanced products will adequately address the changing needs of the marketplace.

  Dependence on Key Personnel. The Company's future performance depends to a significant extent upon the continued service of its key technical, sales and marketing and senior management personnel. The loss of the services of any of these individuals would have a material adverse effect on the Company. The Company's future success also depends on its continuing ability to attract, train and retain highly qualified technical, sales and marketing and managerial personnel.

  Intense Competition. The Company's products are targeted at the emerging markets for standards-based database connectivity software and standards-based distributed object connectivity software. The markets for the Company's products are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company believes that the principal competitive factors in these markets are product quality, performance and price, vendor and product reputation, product architecture and quality of support.

  The Company expects that it will face increasing pricing pressures from its current competitors and new market entrants. Increased price competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition or results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures will not materially and adversely affect its business, results of operations and financial condition.

  Dependence on Company and Third Party Proprietary Technology. The Company's success is dependent in part upon its proprietary technology. While the Company relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights, the Company believes that factors such as the technical and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable products and product support are more essential to establishing and maintaining a technology leadership position, particularly because the Company is supplying standards-based products. The Company seeks to protect its software, published data, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has granted limited access to its source code to third parties under confidentiality obligations. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary.

  Possible Volatility of Stock. The stock market has from time to time experienced significant price and volume fluctuations which have particularly affected the market prices of the stocks of high technology companies, and which may be unrelated to the operating performance of particular companies. There has been particular volatility in the market prices of securities of companies which, like Visigenic, are still engaged in product development. Factors such as technology and product announcements by the Company and its licensees or by competitors, disputes relating to patents and proprietary rights, and failures or delays in the Company's development program may have a significant effect on the market price of the common stock. Since the Company's initial public offering in August 1996, the price of the Company's Common Stock has experienced volatility.

PART II     OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable


Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits

            The following exhibits have been filed with this report:

               11.1 Statements of computation of pro forma common shares and equivalents.
               27.1 Financial Data Schedule

         b. No reports on Form 8-K were filed during the quarter to which this report relates.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Visigenic Software, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    VISIGENIC SOFTWARE, INC.



Dated:  November 12, 1996             By: /s/ KEVIN C. EICHLER
                                         ------------------------------
                                              KEVIN C. EICHLER
                                              Vice President, Finance, Chief
                                              Financial Officer, Treasurer and
                                              Secretary