Form 10-Q
period 1996-12-31
VISIGENIC SOFTWARE INC
filed 1997-02-12
CIK 917062

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                   FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended December 31, 1996

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
(State or other jurisdiction of                        (I.R.S. Employee
 incorporation or organization)                       Identification No.)

                           951 Mariner's Island Blvd.
                                   Suite 120
                              San Mateo, CA 94404
          (Address of principal executive offices including zip code)

                                 (415) 286-1900
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X    NO
                                        ------    ------

Number of shares of registrant's common stock outstanding as of February 11, 1997: 13,991,751.


================================================================================

                            VISIGENIC SOFTWARE, INC.

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets at December 31, 1996 and
         March 31,1996.......................................................      3

         Condensed Consolidated Statements of Operations for the three months
         and nine months ended December 31, 1996 and December 31, 1995.......      4

         Condensed Consolidated Statements of Cash Flows for the nine months
         ended December 31, 1996 and December 31, 1995.......................      5

         Notes to Condensed Consolidated Financial Statements................      6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................      8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................    17

Item 2.  Changes in Securities................................................    17

Item 3.  Defaults upon Senior Securities......................................    17

Item 4.  Submission of Matters to a Vote of Security Holders..................    17

Item 5.  Other Information....................................................    17

Item 6.  Exhibits and Reports on Form 8-K.....................................    17

         Signatures ..........................................................    17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            VISIGENIC SOFTWARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          (UNAUDITED)
                                                            DEC. 31,   MARCH 31,
                                                             1996        1996
                                                          ----------------------
CURRENT ASSETS:
    Cash and cash equivalents                             $  9,064     $  2,399
    Accounts receivable, net                                 5,605          760
    Prepaid compensation                                       645            -
    Prepaid expenses and other current assets                  597          257
                                                          ---------------------
       Total current assets                                 15,911        3,416
                                                          ---------------------
PROPERTY AND EQUIPMENT, NET                                  2,543        1,349

OTHER ASSETS, NET:
    Excess of purchase price over net assets
     acquired                                                1,384            -
    Other                                                       83           55
                                                          ---------------------
TOTAL ASSETS                                              $ 19,921     $  4,820
                                                          =====================

CURRENT LIABILITIES:
    Accounts payable                                      $    716     $    811
    Accrued liabilities -
          Payroll and related benefits                       1,320          347
          Other                                                916          301
    Deferred revenue                                         1,673        1,141
                                                          ---------------------
          Total current liabilities                          4,625        2,600
                                                          ---------------------

STOCKHOLDERS' EQUITY:
    Convertible preferred stock                                  -            4
    Common stock                                                12            3
    Additional paid-in-capital                              45,017       13,675
    Accumulated deficit                                    (29,733)     (11,462)
                                                          ---------------------
          Total stockholders' equity                        15,296        2,220
                                                          ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 19,921     $  4,820
                                                          =====================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            VISIGENIC SOFTWARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              DECEMBER 31,                      DECEMBER 31,
                                                             1996       1995                 1996        1995
                                                          --------------------            ---------------------
REVENUE:
     Software licenses                                    $  4,168    $    840            $   9,895    $  2,417
     Consulting services, maintenance and other                583         253                1,639         888
                                                          --------------------            ---------------------
           Total revenue                                     4,751       1,093               11,534       3,305
                                                          --------------------            ---------------------
COST OF REVENUE:
      Software licenses                                        131         107                  399         212
      Consulting services, maintenance and other               733         200                1,430         526
                                                          --------------------            ---------------------
           Total cost of revenue                               864         307                1,829         738
                                                          --------------------            ---------------------
GROSS PROFIT                                                 3,887         786                9,705       2,567
                                                          --------------------            ---------------------
OPERATING EXPENSES:
     Product development                                     2,512       1,429                6,650       3,130
     Sales & marketing                                       2,574         732                6,977       2,138
     General & administrative                                  713         371                1,814       1,042
     Purchased in process product development                  350           -               12,364           -
     Amortization of excess of purchase price over
       net assets acquired                                     189           -                  361           -
                                                          --------------------            ---------------------
           Total operating expenses                          6,338       2,532               28,166       6,310
                                                          --------------------            ---------------------
           Loss from operations                             (2,451)     (1,746)             (18,461)     (3,743)
                                                          --------------------            ---------------------
INTEREST AND OTHER INCOME, NET                                 142          48                  190          77
                                                          --------------------            ---------------------
NET LOSS                                                   ($2,309)    ($1,698)            ($18,271)    ($3,666)
                                                          ====================            =====================
PRO FORMA NET LOSS PER SHARE                                ($0.18)     ($0.15)              ($1.51)     ($0.33)
                                                          ====================            =====================
PRO FORMA WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES                                  12,622      11,234               12,141      11,008
                                                          ====================            =====================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            VISIGENIC SOFTWARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                            1996         1995
                                                                          ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                ($18,271)     ($3,666)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
   Depreciation and amortization                                               795          199
   Purchased in process product development                                 12,364            -
   Provision for allowance for doubtful accounts                                85           45
   Changes in net assets and liabilities, net of acquisition of
     PostModern and CustomWare:
      Increase in accounts receivable                                       (4,584)      (1,317)
      Increase in prepaid expenses and other current assets                   (887)         (56)
      Increase in accounts payable                                            (186)         417
      Increase in accrued liabilities                                        1,075          170
      Increase in deferred revenue                                             349          655
                                                                           --------------------
            Net cash used in operating activities                           (9,260)      (3,553)
                                                                           --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for purchase of PostModern and CustomWare,
    net of cash acquired                                                    (1,919)           -
  Purchases of property and equipment                                       (1,553)        (778)
  Organizational costs and other assets                                        (34)         (18)
                                                                           --------------------
            Net cash used in investing activities                           (3,506)        (796)
                                                                           --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible notes                                2,000            -
  Net proceeds from issuance of preferred stock                              4,000        5,469
  Net proceeds from issuance of common stock                                13,431            -
                                                                           --------------------
           Net cash provided by financing activities                        19,431        5,469
                                                                           --------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    6,665        1,120

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               2,399          553
                                                                           --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 9,064      $ 1,673
                                                                           ====================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

VISIGENIC SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by Visigenic Software, Inc. (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in its Registration Statement on Form S-1 (Registration No. 333-20583).

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the nine-month period ended December 31, 1996. The results for the nine-month period ended December 31, 1996 are not necessarily indicative of the results expected for the full fiscal year.

2.  PRO FORMA NET LOSS PER SHARE

     Pro forma net loss per share is computed using the pro forma weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the "if converted" method) and stock options (using the treasury stock method). As the Company has incurred losses since inception, common equivalent shares have been excluded from the computation, as their effect is antidilutive; however, pursuant to Securities and Exchange Commission requirements, such computations include all common and common equivalent shares issued within the twelve months preceding the initial public offering date as if they were outstanding for all periods presented using the treasury stock method. Convertible preferred stock outstanding during the period is included (using the "if converted" method) in the computation as common equivalent shares, even though the effect is antidilutive.

3.  POSTMODERN ACQUISITION

  In May 1996, the Company completed the acquisition of PostModern Computing Technologies Inc. ("PostModern"), a developer of distributed object software. In the acquisition, which was structured as a merger, the Company issued 3,099,821 shares of its Common Stock, valued at $3.00 per share, and paid a total of $2.3 million in exchange for all of PostModern's outstanding shares. The Company also assumed PostModern's outstanding stock options and reserved 361,785 shares of the Company's Common Stock for issuance upon exercise of such options. The Company also incurred acquisition-related costs of approximately $450,000, resulting in a total purchase price of approximately $13.1 million. In addition, the Company made cash payments, subject to one-year vesting and totaling $1.5 million, to certain PostModern employees. The acquisition of PostModern was accounted for as a purchase in the quarter ended June 30, 1996. The Company recorded a write-off in the quarter ended June 30, 1996 of approximately $12.0 million of in-process product development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. The remaining purchase price of approximately $1.1 million will be amortized over two years.

4.  PUBLIC OFFERINGS

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

  On February 11, 1997, the Company consummated an additional public offering of 1,600,000 shares of its common stock which was comprised of 1,180,000 shares sold by the Company and 420,000 shares sold by selling shareholders. The net proceeds to the Company was approximately $13.1 million.


5.  CUSTOMWARE ACQUISITION

  In December 1996, the Company completed the acquisition of CustomWare, Inc. ("CustomWare"), a training and consulting organization that specializes in distributed object technology. In the acquisition, which was structured as a merger, the Company issued 125,000 shares of its common stock to the sole shareholder of CustomWare, resulting in a total purchase price of approximately $1.5 million. The acquisition of CustomWare was accounted for as a purchase in the quarter ended December 31, 1996.

  In connection with the purchase price allocation, the Company received an appraisal of the intangible assets which indicated that approximately $350,000 of the acquired intangible assets consisted of in process product development. Because there can be no assurance that the Company will be able to successfully complete the development of the CustomWare products or that the acquired technology has any alternative future use, the acquired in process product was charged to expense by the Company in its quarter ended December 31, 1996.

  As a result of the purchase price allocation, the excess of the purchase price over net assets acquired is $700,000 which is being amortized on a straight-line basis over a period of one year. Management believes that the unamortized balance is recoverable through future operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this discussion contains forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Due to risks and uncertainties, the Company's actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in Factors That May Affect Future Results.
                                     --------------------------------------

The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in the Company's Registration Statement on Form S-1 (Registration No. 333-20583).

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

  The Company licenses its products to VARs and ISVs, who include the Company's products in their own products, and to end users, who deploy the Company's products in their own computing environments. A substantial portion of the Company's license revenue to date is attributable to licenses to VARs and ISVs. A relatively small number of VAR and ISV customers have accounted for a significant percentage of the Company's license revenue. For fiscal 1996, licenses to the Company's ten largest customers accounted for approximately 78% of the Company's total revenue and licenses to one customer accounted for approximately 25% of the Company's total revenue. For the first nine months of fiscal 1997, licenses to the Company's ten largest customers accounted for approximately 55% of the Company's total revenue and licenses to two customers accounted for 14% and 13%, respectively, of the Company's total revenue. The Company expects that licenses to a limited number of VAR and ISV customers will continue to account for a large percentage of revenue for the foreseeable future.

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

RESULTS OF OPERATIONS

                                                               THREE MONTHS                               NINE MONTHS
                                                                   ENDED                                     ENDED
                                                                DECEMBER 31,                              DECEMBER 31,
                                                         1996      1995    % CHANGE               1996     1995    % CHANGE
                                                        ---------------------------             ---------------------------
(IN THOUSANDS)
  SOFTWARE LICENSES                                     $4,168    $  840       396%             $ 9,895    $2,417      309%
  Percentage of revenue                                     88%       77%                            86%       73%
  CONSULTING SERVICES, MAINTENANCE  AND OTHER              583       253       130%               1,639       888       85%
  Percentage of revenue                                     12%       23%                            14%       27%
                                                        ---------------------------             ---------------------------
                   TOTAL REVENUE                        $4,751    $1,093       335%             $11,534    $3,305      249%
                                                        ===========================             ===========================

REVENUE

   Revenue for the third quarter of fiscal 1997 was $4.8 million, representing a 335% increase over revenue of $1.1 million recorded during the comparable period of fiscal 1996. For the nine months ended December 31, 1996, Visigenic's revenue grew 249% to $11.5 million from $3.3 million reported for the comparable period of the prior fiscal year.

   Revenue from software licenses increased both in absolute dollars and as a percentage of total revenue during the three and nine month periods ended December 31, 1996 over the comparable periods of 1995. The revenue increases were primarily due to an increased volume of licensing of distributed object products resulting from the acquisition of PostModern and the Company's database access products.

   Consulting, maintenance and other revenue increased 130% in the third quarter of fiscal 1997 over the comparable period of the prior year and accounted for 12% and 23% of total revenue for the third quarter of fiscal 1997 and 1996, respectively. For the nine month period ended December 31, 1996 the increase was 85% over the comparable period of the prior year. The increase in revenue was primarily due to the greater licensing of products to customers under agreements with a maintenance component and growth in training, consulting and development activities.

                                                              THREE MONTHS                               NINE MONTHS
                                                                  ENDED                                     ENDED
                                                               DECEMBER 31,                              DECEMBER 31,
                                                         1996     1995    % CHANGE                1996      1995     % CHANGE
                                                        --------------------------              -----------------------------
COST OF REVENUE: (IN THOUSANDS)
 SOFTWARE LICENSES                                      $ 131     $ 107        22%              $  399      $ 212         88%
 Percentage of revenue                                      3%       10%                             4%         6%
 CONSULTING SERVICES, MAINTENANCE AND OTHER               733       200       267%               1,430        526        172%
 Percentage of revenue                                     15%       18%                            12%        16%
                                                        --------------------------               ----------------------------
                  TOTAL COST OF REVENUE                 $ 864     $ 307       181%               1,829      $ 738        148%

                  Percentage of revenue                    18%       28%                            16%        22%

COST OF REVENUE

   Cost of software license revenue includes product packaging, documentation, production and shipping. Cost of software license revenue increased from $107,000 in the third quarter of fiscal 1996 to $131,000 in the third quarter of fiscal 1997 and from $212,000 for the nine months ended December 31, 1995 to $399,000 for the nine months ended December 31, 1996. The increases resulted from increased volume of licensing of the Company's products.

   Cost of consulting, maintenance and other revenue consists primarily of personnel and personnel-related overhead allocation, facility and systems costs incurred in providing consulting, training, customer support and engineering development services. Cost of consulting, maintenance and other revenue increased from $200,000 in the third quarter of fiscal 1996 to $733,000 in the third quarter of fiscal 1997 and from $526,000 for the nine months ended December 31, 1995 to $1.4 million for the nine months ended December 31, 1996. These increases reflect the effect of fixed costs resulting from the Company's investment during the first nine months of fiscal 1997 in a larger professional services organization. The Company intends to continue investing resources in its professional services organization and anticipates that the cost of consulting services, maintenance and other revenue may exceed consulting services, maintenance and other revenue in future periods.


OPERATING EXPENSES

                                                       THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                          DECEMBER 31,                                DECEMBER 31,
                                                       1996        1995     % CHANGE            1996        1995     % CHANGE
                                                    ---------   ---------   --------          ---------    -------   ---------
OPERATING EXPENSES: (IN THOUSANDS)
     PRODUCT DEVELOPMENT                              $2,512       1,429          76%           $ 6,650     $3,130        112%
     Percentage of revenue                                53%        131%                            58%        95%
     SALES & MARKETING                                 2,574         732         252%             6,977      2,138        226%
     Percentage of revenue                                54%         67%                            60%        65%
     GENERAL & ADMINISTRATIVE                            713         371          92%             1,814      1,042         74%
     Percentage of revenue                                15%         34%                            16%        32%
     PURCHASED IN PROCESS PRODUCT DEVELOPMENT            350           -           -             12,364          -          -
     Percentage of revenue                                 7%          -                            107%         -
     AMORTIZATION OF EXCESS PURCHASE PRICE OVER          189           -           -                361          -          -
      NET ASSETS ACQUIRED
     Percentage of revenue                                 4%          -                              3%         -
                                                      ------      ------         ---            -------     ------        ---
               TOTAL OPERATING EXPENSES               $6,338      $2,532         150%           $28,166     $6,310        346%

               PERCENTAGE OF REVENUE                     133%        232%                           244%       191%

  Product Development. Product development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, personnel-related overhead allocation, benefits, consulting costs, the cost of technology licensed from other software companies and the cost of software development tools. Product development expenses increased by 76% from $1.4 million in the third quarter of fiscal 1996 to $2.5 million in the third quarter of fiscal 1997 and by 112% from $3.1 million for the nine months ended December 31, 1995 to $6.7 million for the nine months ended December 31, 1996. The increase in the dollar amount of product development expenses was primarily attributable to costs of additional personnel, including the engineering personnel from PostModern beginning in June 1996, and full-time contractors in the Company's product development operations and, to a lesser extent, the licensing of existing technology from third parties which has been or will be incorporated into the Company's products. The Company anticipates that it will continue to devote substantial resources to product development, including acquiring or licensing technology from others, in order to introduce new products, enhance existing products or accelerate its time to market.

  In accordance with Statement of Financial Accounting Standards No. 86, the Company has charged all software development costs to product development expense as incurred because expenditures which were eligible for capitalization were insignificant.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, personnel-related overhead allocation, field office rent and related expenses, travel and entertainment, advertising and promotional expenses. Sales and marketing expenses increased by 252% from $732,000 in the third quarter of fiscal 1996 to $2.6 million in the third quarter of fiscal 1997 and by 226% from $2.1 million for the nine months ended December 31, 1995 to $7.0 million for the nine months ended December 31, 1996. The increase in sales and marketing expenditures reflects primarily the hiring of additional sales and marketing personnel, costs associated with expanded advertising and promotional activities, increased sales commissions and increased costs associated with field sales offices. The Company plans to hire a substantial number of sales and sales support personnel in 1997. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amount as the Company continues to expand its sales and marketing efforts domestically and internationally, establishes additional sales offices and increases advertising and promotional activities.

  General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel and personnel related overhead allocation. General and administrative expenses increased by 92% from $371,000 in the third quarter of fiscal 1996 to $713,000 in the third quarter of fiscal 1997 and by 74% from $1.0 million for the nine months ended December 31, 1995 to $1.8 million for the nine months ended December 31, 1996. The increase in the absolute dollar amounts of general and administrative expenses were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations and expenses associated with being a public company. The Company believes that the absolute dollar amount of its general and administrative expenses will continue to increase as a result of the anticipated expansion of the Company's administrative staff to support growing operations.

  Purchased In-Process Product Development and Amortization.   In May 1996, the
Company completed the acquisition of PostModern which was accounted for as a purchase in the quarter ended June 30, 1996. In December 1996, the Company completed the acquisition of CustomWare which was accounted for as a purchase in the quarter ended December 31, 1996. In connection with the acquisition of PostModern, the Company recorded a write-off in the quarter ended June 30, 1996 of approximately $12.0 million of in process product development. The remaining excess of purchase price over net assets acquired of approximately $1.1 million will be amortized over two years. In connection with the acquisition of CustomWare, the Company recorded a write-off in the quarter ended December 31, 1996 of $350,000 of in process product development. The remaining excess of purchase price over net assets acquired of approximatley $700,000 will be amortized over one year.

INTEREST AND OTHER INCOME, NET

  Interest and other income, net, is comprised primarily of interest income earned on the Company's cash and cash equivalents. The increase in the third quarter of fiscal 1996 to the third quarter of fiscal 1997 and for the nine months ended December 31, 1995 to the nine months ended December 31, 1996 is primarily due to income derived from the short-term investments of the proceeds from the Company's initial public offering, which was completed in August 1996.

LIQUIDITY AND CAPITAL RESOURCES

  In August 1996, the Company completed the initial public offering of its common stock. The Company sold 2,015,000 shares of common stock for net proceeds of approximately $13.2 million. At December 31, 1996 the Company's principal sources of liquidity included cash and cash equivalents of $9.1 million and a $3.0 million revolving line of credit agreement which expires on July 15, 1997. Advances under the agreement, which bear interest at the bank's prime lending rate plus 1.0%, are limited to 80% of the Company's eligible accounts receivable and are secured by substantially all of the assets and contractual rights of the Company. The line of credit agreement also contains certain financial restrictions and covenants. As of December 31, 1996, the Company was in compliance with these financial restrictions and covenants.

  The Company's operating activities used cash of $3.6 million in the first nine months of fiscal 1996 and $9.3 million in the first nine months of fiscal 1997. The increased use of cash in the first nine months of fiscal 1997 was primarily due to an increase in accounts receivable.

  The Company used $796,000 and $3.5 million in the first nine months of fiscal 1996 and 1997, respectively, for investing activities, due primarily to purchases of property and equipment. Financing activities provided $5.5 million and $19.4 million of net cash during the first nine months of fiscal 1996 and 1997, respectively, due to the issuance of Preferred and Common Stock and convertible notes and debt financing.

   Deferred revenue consists primarily of the unrecognized portion of revenue under maintenance and support contracts (which revenue is deferred and recognized ratably over the term of such contracts) and advance payment of software development fees and software license fees. Capital expenditures were primarily for computers, furniture and equipment. The Company expects that its capital expenditures will increase as the Company's employee base grows. As of December 31, 1996, the Company did not have any material commitments for capital expenditures.

  On February 11, 1997, the Company consummated an additional public offering of 1,600,000 shares of its common stock which was comprised of 1,180,000 shares sold by the Company and 420,000 shares sold by selling shareholders. The net proceeds to the Company was approximately $13.1 million.

  The Company believes that its existing sources of liquidity and cash generated from operations will satisfy the Company's projected working capital and other cash requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities will use cash. Any such future growth and any acquisitions of other technologies, products or companies may require the Company to obtain additional equity or debt financing, which may not be available or may be dilutive. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

The Company operates in a rapidly changing environment that involves numerous risks, a number of which are beyond the Company's control. The following discussion highlights some of those risks. A comprehensive summary of the risks can be found in the Company's Registration Statement on Form S-1 which was filed with the Securities and Exchange Commission on January 28, 1997.

  Limited Operating History and History of Losses. The Company was incorporated in 1993 and commenced shipment of its initial products in November 1994. In May 1996, the Company acquired PostModern, a developer of distributed object software. PostModern was founded in 1991, commenced shipment of its initial products in 1992 and had very limited product sales prior to the acquisition. Accordingly, the Company has only a limited operating history, particularly with respect to its newly acquired distributed object business, upon which an evaluation of the Company and its future operating results can be based.

  Since inception, the Company has incurred significant losses and negative cash flow. At December 31, 1996, the Company had cumulative operating losses of $29.8 million, with net losses of $2.5 million, $4.6 million, $4.4 million and $18.3 million for fiscal 1994, fiscal 1995, fiscal 1996 and the nine-months ended December 31, 1996, respectively. A substantial portion of the accumulated deficit is due to the significant commitment of resources to the Company's product development and sales and marketing activities and the write-off of approximately $12.0 million of in process product development in the quarter ended June 30, 1996 in connection with the acquisition of PostModern. The Company expects to continue to devote substantial resources in these areas and as a result will need to generate significant revenue in order to achieve profitability. The Company currently anticipates that it will operate at a loss through at least the end of 1997. The Company has experienced substantial growth in revenue in fiscal 1996 and the first nine months of fiscal 1997. The Company expects that prior growth rates of the Company's software product revenue will not be sustainable in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Potential Fluctuations in Operating Results. The Company's revenue and results of operations have varied on a quarterly basis in the past and are expected to vary significantly in the future. Accordingly, the Company believes that period to period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

  The Company's revenue and results of operations are difficult to forecast and could be adversely affected by many factors including, among others, the size, timing and terms of individual license transactions, the relatively long sales and implementation cycles for the Company's products; the delay or deferral of customer implementations; changes in the Company's operating expenses; the ability of the Company to develop and market new products and control costs; market acceptance of new products; timing of introduction or enhancement of products by the Company or its competitors; the level of product and price competition; the ability of the Company to expand its direct sales and telesales forces, its indirect distribution channels and its customer support capabilities; activities of and acquisitions by competitors; changes in database access and distributed object software, database technology and industry standards; changes in the mix of products and services sold; changes in the mix of channels through which products and services are sold; levels of international sales; personnel changes and difficulties in attracting and retaining qualified sales, marketing and technical personnel; changes in customers' budgeting cycles; foreign currency exchange rates; quality control of products sold; and general economic conditions. In particular, the ability of the Company to achieve revenue growth in the future will depend on its success in adding a substantial number of sales and sales support personnel in the next twelve months. Competition for such personnel is intense and there can be no assurance the Company will be able to attract and retain these personnel.

  Licensing of the Company's software products historically has accounted for the substantial majority of the Company's revenue, and the Company anticipates that this trend will continue for the foreseeable future. The Company's software products revenue is difficult to forecast for a number of reasons. The Company typically does not have a material backlog of unfilled orders, and revenue in any quarter is substantially dependent on contracts received in that quarter. A significant portion of the Company's revenue in prior periods has been derived from relatively large sales to a limited number of customers, and the Company currently anticipates that future quarters will continue to reflect this trend. Accordingly, the cancellation or deferral of even a small number of purchases of the Company's products has in the past and could in the future have a material adverse effect on the Company's business, results of operations and financial condition in any particular quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

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

  Dependence on Emerging Markets and Evolving Standards; Acceptance of the Company's Products. The Company's future financial performance will depend on the growth in demand for standards-based database access and distributed object software products. These markets are new and emerging, are rapidly evolving, are characterized by an increasing number of market entrants and will be subject to frequent and continuing changes in customers' preferences and technology. As is typical in new and evolving markets, demand and market acceptance for products are subject to a high level of uncertainty.

  With the acquisition of PostModern in May 1996, the Company began to offer standards-based distributed object products. The Company's current distributed object products are based on several standards, including the Common Object Request Broker Architecture and the Internet Inter-ORB Protocol. These standards are intended to facilitate the management and communication of applications created in object-oriented programming languages such as C++ and Java. These standards are new, are just beginning to gain widespread acceptance and compete with proprietary solutions such as Microsoft's ActiveX and Distributed Component Object Model. The distributed object software market is relatively young and there are few proven products. Further, some of the Company's distributed object products are disigned specifically for use in applications for the Internet and Intranets. Because critical issues concerning the Internet and Intranets -- including security, reliability, cost, ease of use and access and quality of service -- remain unresolved, the growth of applications targeted at the Internet and Intranets is uncertain and difficult to predict.

  Because the markets for the Company's products are new and evolving, it is difficult to assess or predict with any assurance the size or growth rate, if any, of these markets. There can be no assurance that the markets for the Company's products will develop, or that the Company's products will be adopted. If these markets fail to develop, develop more slowly than expected, or attract new competitors, or if the Company's products do not achieve market acceptance, the Company's business, results of operations and financial condition could be materially adversely affected.

  Reliance on VARs and ISVs. A significant element of the Company's strategy is to embed its technology in products offered by the Company's VAR and ISV customers, such as Borland, Cisco, Compuware, Healtheon, Hewlett-Packard, Microsoft, Netscape, Oracle and Platinum technology. A relatively small number of VAR and ISV customers have accounted for a significant percentage of the Company's revenue. In fiscal 1996, ten VAR and ISV customers accounted for approximately 78% of the Company's revenue, while in the nine months ended December 31, 1996, ten VAR and ISV customers accounted for approximately 55% of the Company's revenue. The Company intends to seek similar distribution arrangements with other VARs and ISVs to embed the Company's technology in their products and expects that these arrangements will account for a significant portion of the Company's revenue in future periods. If the Company is unsuccessful in securing license agreements with additional VARs and ISVs on commercially reasonable terms or at all, or if the Company's VAR and ISV customers are unsuccessful in selling their products, this would have a material adverse effect on the Company's business, results of operations and financial condition.

  Product Concentration. Prior to the acquisition of PostModern in May 1996, the Company derived substantially all of its revenue from the licensing of its database access products, particularly its Open Database Connectivity ("ODBC") product line, and fees from related services. Since the acquisition of PostModern, the Company has also derived a significant portion of its revenue from its distributed object products. The Company's database access and distributed object products and services are each expected to continue to account for a significant portion of the Company's revenue for the foreseeable future. As a result, a reduction in demand or increase in competition for these products, or a decline in sales of such products, would have a material adverse effect on the Company's business, results of operations and financial condition.

  Dependence on the Internet and Intranets. The Company believes that sales of its products, particularly its distributed object products, will depend in large part upon the adoption by businesses and end-users of the Internet and Intranets for commerce and communications. Critical issues concerning the Internet and Intranets, including security, reliability, cost, ease of use and access and quality of service, remain unresolved at this time, inhibiting adoption by many enterprises and end-users. If the Internet and Intranets are not widely used by businesses and end-users, this will have a material adverse effect on the Company's business, results of operations and financial condition.

  Dependence on Java; Risks Associated with Encryption Technology. Certain of the Company's products are based on Java, an object-oriented programming language developed by JavaSoft, a subsidiary of Sun Microsystems. Java was developed primarily for Internet and Intranet applications. Java was only recently introduced and does not yet have sufficient history to establish its reliability, thereby inhibiting adoption of Java. To date, there have been only a very limited number of commercially significant Java-based products, and it is too early to determine whether Java will become a significant technology. Alternatives to Java have been announced by several companies, including Microsoft. To the extent that Java is not adopted or is adopted more slowly than anticipated, this could have a material adverse effect on the Company's business, results of operations and financial condition. The Company plans to use encryption technology in certain of its future products to provide the security required for the exchange of confidential information. There can be no assurance that this will not be a compromise of or breach of the security technology used by the Company.

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

  The Company has in the past incurred product development expenses and sales and marketing expenses in connection with product development activities that did not result in commercially introduced products. Some of the Company's products are based on technology from third parties and the Company therefore has limited control over whether and when these technologies are enhanced. The failure or delay in enhancements of technology from third parties used in the Company's products could have a material adverse effect on the Company's ability to develop and enhance its own products. The Company has in the past experienced delays in the development of new products and product versions. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, results of operations and financial condition would be materially and adversely affected.

  Dependence on Key Personnel. The Company's future performance depends to a significant extent upon the continued service of its key technical, development, sales and marketing and management personnel. The loss of the services of any of these individuals would have a material adverse effect on the Company. The Company's future success also depends on its continuing ability to attract, train and retain highly qualified technical, sales and marketing and managerial personnel.

  Intense Competition. The Company's products are targeted at the emerging markets for standards-based database access software and standards-based distributed object software. The markets for the Company's products are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company believes that the principal competitive factors in these markets are product quality, performance and price, vendor and product reputation, product architecture and quality of support.

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

  In addition, the Company relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that such firms will remain in business, that they will continue to support their technology or that their technology will otherwise continue to be available to the Company on commercially reasonable terms.

  Possible Volatility of Stock. The market price of the Company's Common Stock has been, and is likely to continue to be, volatile. Factors such as new product announcements or changes in product pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements of technical innovations, announcements relating to strategic relationships or acquisitions, changes in earnings estimates by analysts and general conditions in the software development tools market, among other factors, may have a significant impact on the market price of the Company's Common Stock. Should the Company fail to introduce products on the schedule expected, the Company's stock price could be adversely affected. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

             The following exhibits have been filed with this report:

             11.1 Statements of computation of pro forma common shares and equivalents.
             27.1 Financial Data Schedule

         b.  Reports on Form 8-K.

             On December 17, 1996, the Company filed a Report on Form 8-K reporting under Item 5 the execution of an Agreement and Plan of Reorganization between the Company and CustomWare, Inc. Under the Agreement, dated December 3, 1996, CustomWare merged with and into the Company. The acquisition was accounted for in the quarter ended December 31, 1996, using the purchase method of accounting. Financial statements of CustomWare were not required to be filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Visigenic Software, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VISIGENIC SOFTWARE, INC.



Dated:  February 12, 1997       By:  /s/ Kevin C. Eichler
                                     _____________________________
                                     KEVIN C. EICHLER
                                     Vice President, Finance, Chief
                                     Financial Officer, Treasurer and Secretary