Form 10-K
period 1997-03-31
VISIGENIC SOFTWARE INC
filed 1997-06-11
CIK 917062

 ===============================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                            --------------------

                                  FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                     OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _____________ TO _______________ .

                       COMMISSION FILE NUMBER: 0-21127

                          VISIGENIC SOFTWARE, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                             94-3173927
         (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

                         951 MARINER'S ISLAND BLVD.
                                  SUITE 120
                             SAN MATEO, CA 94404
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                       TELEPHONE NUMBER (415) 286-1900
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      Securities registered pursuant to Section 12 (b) of the Act: None

        Securities registered pursuant to Section 12 (g) of the Act:
                   Common Stock, $.001 par value per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---   ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---
         The aggregate market value of Common Stock held by non-affiliates of the Registrant as of May 9, 1997 was approximately $76,898,620. Shares of Common Stock held by each executive, director and 5% or greater shareholder have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of May 9, 1997, there were approximately 13,996,267 shares of the Registrant's Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement in connection with the Registrant's Annual Meeting of Stockholders to be held July 30, 1997 are incorporated by reference in Part III.

================================================================================


                                         VISIGENIC SOFTWARE, INC.
                                                FORM 10-K

                                            TABLE OF CONTENTS

                                                                                                       PAGE NO.
                                                                                                       --------
                                                  PART I.
Item 1.          Business..............................................................................     3
Item 2.          Properties............................................................................    10
Item 3.          Legal Proceedings.....................................................................    10
Item 4.          Submission of Matters to a Vote of Security Holders...................................    11

                                                  PART II.

Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters.................    11
Item 6.          Selected Financial Data...............................................................    12
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.............................................................    13
Item 8.          Financial Statements and Supplementary Data...........................................    25
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosures.............................................................    41

                                                  PART III.

Item 10.         Directors and Executive Officers of the Registrant....................................    41
Item 11.         Executive Compensation................................................................    41
Item 12.         Security Ownership of Certain Beneficial Owners and Management........................    41
Item 13.         Certain Relationships and Related Transactions........................................    41

                                                  PART IV.

Item 14.         Exhibits, Financial Statement Schedule and Reports on Form 8-K........................    41
Signatures       ......................................................................................    43

                                    PART 1

Except for the historical information contained herein, the discussion in this
------------------------------------------------------------------------------
Annual Report on Form 10-K contains certain forward-looking statements that
---------------------------------------------------------------------------
involve risks and uncertainties, such as statements of the Company's plans,
---------------------------------------------------------------------------
objectives, expectations and intentions. The cautionary statements and the
--------------------------------------------------------------------------
discussion of risks associated with the Company made in this Annual Report on
-----------------------------------------------------------------------------
Form 10-K, including those in "Additional Factors that Might Affect Future
--------------------------------------------------------------------------
Results," should be read as being applicable to all related forward-looking
---------------------------------------------------------------------------
statements wherever they appear in this Report. The Company's actual results
----------------------------------------------------------------------------
could differ materially from those discussed here.
--------------------------------------------------

ITEM 1.  BUSINESS

OVERVIEW

     Visigenic Software, Inc. ("Visigenic" or the "Company") is a leading independent provider of software tools for distributed object and database access technologies for the Internet, Intranet and enterprise computing environments. The Company's standards-based products facilitate the development, deployment and management of distributed business applications by providing the communication framework for distributed object applications and database-independent access to leading databases. The Company's distributed object products, consisting of the Common Object Request Broker Architecture ("CORBA")-compliant object request brokers, provide a communication framework and enable the development and deployment of reliable, flexible and cost-effective distributed business applications. The Company's cross-platform database access products, based on the Open Database Connectivity ("ODBC") and Java Database Connectivity ("JDBC") application programming interfaces ("APIs"), are open, flexible and cost-effective for developing, deploying and maintaining database management systems ("DBMS")-independent applications.

     The Company markets and sells its software through its direct sales and telesales forces, independent software vendors ("ISVs"), value added resellers ("VARs") and international distributors in North America, Europe and Asia. The Company's customers include Borland, Cisco, Compuware, Healtheon,
Hewlett-Packard, Hitachi, Microsoft, Netscape, Novell, Oracle, Platinum technology, Software AG and Sybase.

PRODUCTS

     The Company's distributed object products include VisiBroker for Java and VisiBroker for C++ which are both based on the CORBA standard, and utilize Internet Inter-Orb Protocol ("IIOP"). The Company's VisiBroker product line also includes two object services, Events and Naming, that are service implementations of the Naming and Events CORBA specification. Developers frequently need these services when implementing distributed object applications. In addition, the Company has developed VisiBroker Bridge, a bridge from Microsoft's ActiveX and Distributed Component Object Model ("DCOM"), to CORBA-based applications. The Company's database access products include VisiChannel for JDBC, VisiChannel for ODBC, VisiODBC Drivers, and VisiODBC Software Development Kits.

Distributed Object Products
---------------------------

     VisiBroker for C++. VisiBroker for C++ is a complete CORBA 2.0 compliant
     ------------------
Object Request Broker runtime and supporting development environment for building, deploying and managing distributed C++ applications that are open, flexible and interoperable across multiple platforms. Objects built with VisiBroker for C++ can easily be accessed by Web-based applications, such as applications built with VisiBroker for Java, that communicate using CORBA's IIOP.

     VisiBroker for C++ operates on SunOS, Solaris, Digital UNIX, HP-UX, IBM AIX, SGI Irix, Windows NT and Windows 95 platforms. VisiBroker for C++ was first released in September 1994 and the Company is currently shipping version 2.1.

      VisiBroker for Java. VisiBroker for Java is the first client- and
      -------------------
server-side CORBA 2.0 compliant Object Request Broker written completely in Java. VisiBroker for Java consists of a runtime and supporting development environment for building distributed Java applications for the Internet and Intranets. VisiBroker for Java can be used for client applets that run in Java-enabled browsers such as Netscape Navigator and Microsoft Internet Explorer, as well as objects that reside on servers.

     The VisiBroker for Java development environment is available on Windows NT, Windows 95 and Solaris. Distributed applications developed with VisiBroker for Java can be deployed on any platform supporting the Java environment. VisiBroker for Java was first released in April 1996.

     VisiBroker Event Service for C ++ and Java. The VisiBroker Event Service
     ------------------------------------------
for C++ and Java is a full implementation of the Object Management Group's ("OMG's") CORBA Events Service specification. The event service allows "supplier objects" to communicate via an event channel, notifying any number of "consumer objects" when events they "subscribe to" take place. This supplier-consumer model reduces server traffic and improves scalability over the alternative of a polling scheme.

     The VisiBroker Events Service was first released in December 1996 and is currently available for Windows NT, Solaris and Java environments.

      VisiBroker Naming Service for C ++ and Java. The VisiBroker Naming Service
      -------------------------------------------
for C ++ and Java is a full implementation of the OMG's CORBA Naming Service specification. The naming service enables developers to register object names at runtime. Naming contexts are organized into a hierarchical namespace. Client applications can then use the Naming Service to discover the names and object references for objects they wish to use by simply traversing the naming context hierarchy.

     The VisiBroker Naming Service was first released in December 1996 and is currently available for Windows NT, Solaris and Java environments.

     VisiBroker Bridge.  VisiBroker Bridge is currently in beta test and the
     -----------------
Company expects it to be commercially available in the first half of 1997. VisiBroker Bridge is a connectivity tool that enables Microsoft's ActiveX controls implemented in Web pages, Visual Basic applications or OLE-enabled applications to interoperate with CORBA objects. This technology provides customers the flexibility to operate in familiar Microsoft applications and development environments, with the added benefit of transparently accessing distributed objects based on CORBA standards. Developers using ActiveX-enabled tools such as Microsoft Excel or Microsoft Access, or ActiveX-enabled development environments such as Microsoft's Visual Basic and Visual C++, Borland's Delphi and Powersoft's PowerBuilder, can build applications that transparently and easily access CORBA objects over the Internet or Intranets. Additionally, VisiBroker Bridge also serves to bridge the Microsoft DCOM environment to the VisiBroker CORBA/IIOP environment. VisiBroker Bridge provides information technology ("IT") organizations that have a strong commitment to Microsoft's standard for object development with a way to access environments where application functionality exists as CORBA objects.

Database Access Products
------------------------

     VisiChannel for ODBC. VisiChannel for ODBC provides an architecture that
     --------------------
simplifies database access in large distributed application environments such as the Internet, Intranets and enterprise computing environment. VisiChannel for ODBC can be deployed for use with existing ODBC applications without any changes to the client application. VisiChannel for ODBC is optimized for large-scale ODBC traffic and runs over standard TCP/IP transports, enabling it to be used for database access across the Internet. In addition, the VisiChannel Manager (a component of VisiChannel for ODBC) is a monitoring tool that allows IT professionals to monitor all VisiChannel connections and adjust system configuration parameters from a single location.

     The Company initially released VisiChannel for ODBC in March 1996. The VisiChannel Server for ODBC is available for Windows NT, HP-UX, IBM AIX, and Sun Solaris. VisiChannel Clients are available for Windows, Windows NT, Windows 95, HP-UX, and Sun Solaris. The Company expects to begin shipping a VisiChannel Client for Windows 3.1 in the first half of 1997.

     VisiChannel for JDBC. VisiChannel for JDBC simplifies database access from
     --------------------
Internet/Intranet Java applications to Intranet-based DBMSs. VisiChannel for JDBC is the first product that integrates Visigenic's data access and distributed object technologies. Conforming to the JDBC standard, VisiChannel for JDBC uses the IIOP to provide optimized communication between client and server. The thin all-Java VisiChannel for JDBC clients may be deployed on any platform where a Java runtime environment exists. The VisiChannel for JDBC Server, using the ODBC database access standard, accesses data via the appropriate ODBC database driver, either supplied with VisiChannel (Oracle, Sybase, Informix), or by third parties. This allows enterprises to leverage their investment in their existing ODBC database access infrastructure.

     VisiChannel for JDBC is available for Windows NT (Versions 3.51 and 4.0) and Sun Solaris (Version 2.5.1). The VisiChannel for JDBC Client runs on any platform with a Java runtime environment on a Java-enabled Web browser. The Company initially released VisiChannel for JDBC in March 1997.

     VisiODBC Drivers and DriverSets. The VisiODBC Drivers and DriverSets
     -------------------------------
provide cross-platform access to multiple SQL relational DBMSs--including Adabas, CA-Ingres, IBM DB2, Informix, Microsoft SQL Server, Oracle and Sybase SQL Server (DBLib and CTLib)--from any ODBC-enabled application. The VisiODBC Driver and DriverSets are made up of two ODBC components: the Driver Manager and a set of database drivers. The Company sells VisiODBC drivers separately or as the VisiODBC DriverSet, which consists of the full set of VisiODBC drivers available for each platform. VisiODBC Drivers are available for Windows, Windows NT, HP-UX, IBM AIX, SGI Irix, SCO, Solaris, and Power Macintosh and OS/2. The Company initially released VisiODBC Drivers and DriverSets in November 1994.

     VisiODBC SDKs. VisiODBC Software Development Kits ("SDKs") allow developers
     -------------
to develop vendor-independent database applications and ODBC drivers. Using the VisiODBC SDKs, developers write database-independent C and C++ applications that communicate simultaneously with multiple databases from different vendors. Each VisiODBC SDK comes with the Driver Manager, header files, programmer's reference and graphical utilities.

     Visigenic has ported the Microsoft ODBC 2.X SDK to ATT GIS, HP-UX, IBM AIX, SGI Irix, SCO, Solaris, Sun OS, Macintosh, Power Macintosh and OS/2. Visigenic has ported the Microsoft ODBC 3.0 SDK to HP-UX and IBM AIX and plans to release the Solaris port in June 1997. Visigenic currently has the right to license and port the Microsoft ODBC SDK versions 2.X and 3.0 for Windows to all non-Microsoft platforms. The Company released its first VisiODBC SDK in November 1994.

CUSTOMERS

        Worldwide, the Company has sold its products to more than 700 customers, including end user IT organizations, ISVs, VARs, and distributors. Most of the Company's customers come from the following industries: Financial Services, Telecommunications, Network Management/Systems Management, and ISV's and VAR's. In fiscal 1996, one customer, Platinum technology, accounted for approximately 25% of revenue. No individual customer accounted for more than 10% of revenue in fiscal 1997. A relatively small number of ISV and VAR customers have accounted for a significant percentage of the Company's revenue, and the Company expects that sales to ISV and VAR customers will continue to represent a significant portion of the Company's revenue in future periods. In fiscal 1996, approximately 78% of the Company's revenue was derived from ten customers. In fiscal 1997, approximately 55% of the Company's revenue was derived from ten customers.

SALES AND MARKETING

         The Company's sales and marketing objective is to achieve broad market penetration by targeting multiple channels of distribution, including direct sales and telesales, ISVs, VARs, system integrators ("SIs"), and international distributors. The Company is actively seeking to increase its base of VARs, ISVs, SIs and international distributors. As of March 31, 1997, the Company's sales organization included 40 employees and its marketing organization included 16 employees.

     Direct Sales/Telesales. The Company's direct sales and telesales forces
     ----------------------
focus on medium to large-sized ISVs, VARs and corporate IT opportunities. To date, the direct sales and telesales forces have been primarily targeting strategic ISVs and VARs to leverage their sales and marketing expertise as well as their position in the market. The Company has direct sales offices or personnel in San Mateo, California; Denver, Colorado; Atlanta, Georgia; Chicago, Illinois; Boston, Massachusetts; Dallas, Texas; Reston, Virginia; and Paris, France. The Company's telesales organization, based in San Mateo, works jointly with the direct sales force to receive customer orders as well as proactively identify, contact and qualify customer leads.

     Independent Software Vendors. The Company has relationships with a number
     ----------------------------
of ISVs to leverage their sales and marketing channels through joint marketing programs and product bundling agreements.

     Value Added Resellers and System Integrators. VARs and SIs customize,
     --------------------------------------------
configure and install the Company's software products and bundle these products with their software solutions and services.

     International Distributors. The Company believes that it is important to
     --------------------------
develop a strong international presence and intends to do business in markets outside of North America principally through distributors. International sales accounted for 10% and 11% of revenue in fiscal 1996 and fiscal 1997, respectively. The Company did not have material international sales in fiscal 1995. The Company is working with its distributors to develop end user, ISV, VAR and SI relationships in their respective territories. As of March 31, 1997, the Company had 26 international distributors. In April 1997, the Company and Valtech-iO commenced an exclusive arrangement pursuant to which Valtech-iO will distribute Visigenic products and provide training and support for those products throughout Europe. Valtech-iO is a European provider of distributed object and data access technologies. Valtech-iO's main offices are located in London, England; Paris, France; and Freidburg, Germany.

     See "Additional Factors That Might Affect Future Results--Reliance on VARs and ISVs" and "--International Sales."

     The Company's marketing efforts are directed at building brand name awareness while also highlighting the value of the Company's distributed object and database access products. The Company's marketing efforts include market research, product planning, creating collateral materials, managing press coverage and other public relations, identifying potential customers, advertising, attending tradeshows, speaking at industry conferences, direct mail campaigns and establishing and maintaining close relationships with recognized industry analysts. The Company also maintains a home page on the Internet that is a source of sales leads.

PROFESSIONAL SERVICES

     The Company believes that a high level of customer service and support is critical to the Company's success. In December 1996, the Company acquired CustomWare, Inc. ("CustomWare"), a training and consulting firm focused on Java and CORBA technologies. In fiscal 1997, the Company grew its professional service organization from 7 employees to 27 employees.

       The Company's professional services organization provides product training, specialized consulting, and product support. These services are designed to promote the successful development and deployment of distributed business applications built with Visigenic's distributed object and database access products.

     Consulting and Training. Visigenic's consulting services include
     -----------------------
application design and development, strategy assessments, project mentoring and technology transfer, thereby enabling the customer to choose the level of service that fits their development needs. Visigenic's consultants are experienced in distributed objects, database access and application architecture. The Company complements its consulting services with a training curriculum that covers product training and complementary technologies, such as CORBA, Java, ODBC and JDBC.

     Technical Support and Maintenance. The Company offers customer support
     ---------------------------------
through telephone, electronic mail and fax. Visigenic provides new software releases, maintenance releases and enhancements under annual support agreements with customers. Maintenance and customer support license fees are not included in software license fees but are purchased separately for an annual fee.

PRODUCT DEVELOPMENT

     The Company believes its future success will depend in large part on its ability to expand the Visigenic product family by enhancing existing products, integrating database access technology with distributed object technology and developing new products to meet a broad range of customer needs. The Company's product development organization is responsible for new product and technology development, product testing and user interface development. This organization is working to expand the availability of the Company's products on the leading hardware platforms, operating systems, DBMSs, programming languages and networking and communication protocols.

     Since inception, the Company has made substantial investments in product development and related activities. The Company's products have been developed primarily by the Company's internal development staff and, in some instances, with the assistance of external consultants. Certain technologies have been acquired and integrated into the Company's products through licensing arrangements. The Company expects that most of its new products will be developed internally. However, the Company will evaluate on an ongoing basis externally developed technologies and products for integration into its product lines.

     The Company expects to enhance its VisiBroker for C++ and VisiBroker for Java products and expand its distributed object product line. The Company is developing an object-oriented transaction processing system based on the Object Transaction Service ("OTS") specified by the OMG that enables mission-critical On-line Transaction Process ("OLTP") applications. In addition, the Company is jointly developing a product, TP Broker, with Hitachi that is a combination of the Company's VisiBroker for C++ product, a transaction interface implementation and OpenTP1, Hitachi's advanced transaction processing engine.

     The Company expects that development activities with respect to its database access products will include development of VisiODBC SDKs, VisiODBC drivers compliant with the ODBC 2.5 specification as well as additional features for its VisiChannel products, including high performance scalability, and management and monitoring tools.

     The Company also intends to continue to leverage its technologies to provide integrated database capabilities for its VisiBroker product line. VisiChannel for JDBC is the first product that integrates the database access and CORBA/IIOP technologies. The Company's VisiBroker products will provide a more complete distributed object solution, addressing both the distributed object and database access requirements of its customer base.

     As of March 31, 1997, there were 66 employees on the Company's product development staff. The Company's product development expenditures in fiscal 1995, fiscal 1996 and fiscal 1997 were $3.2 million, $4.3 million and $9.5 million, respectively. The Company expects that it will continue to commit substantial resources to product development in the future.

COMPETITION

     The Company's products are targeted at the emerging markets for standards-based distributed object software and standards-based database access software. The markets for the Company's products are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company believes that the principal competitive factors in these markets are product quality, performance and price, vendor and product reputation, product architecture and quality of support.

     In the standards-based database access market, the Company competes principally against Intersolv. The Company's database access products also indirectly compete against proprietary database access solutions from database vendors. In the standards-based distributed object market, the Company competes principally against Iona Technologies, a public company, Expersoft, a privately held company, and BEA, a public company which recently acquired Digital Equipment Corporation's ("DEC") object request broker. The Company's distributed object products also compete against existing or proposed distributed object solutions from hardware vendors such as DEC, Hewlett-Packard, IBM and Sun. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures will not materially and adversely affect its business, financial condition or results of operations. See "Additional Factors That Might Affect Future Results--Intense Competition."

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

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

     Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. The Company distributes its products electronically through the Internet. Distributing the Company's products through the Internet makes the Company's software more susceptible to unauthorized copying and use. The Company has historically allowed and intends to continue to allow customers to electronically download its client and server software. If as a result of changing legal interpretations of liability for unauthorized use of the Company's software or otherwise, users were to become less sensitive to avoiding copyright infringement, the Company's business, results of operations and financial condition could be materially adversely affected.

     From time to time, the Company has received claims that it has infringed third parties' intellectual property rights and there can be no assurance that in the future, third parties will not claim infringement by the Company with respect to current or future products. See Item 3, Legal Proceedings. The Company expects that software developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, results of operations and financial condition.

     In addition, the Company relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. The Company licenses the base technology for the VisiODBC SDK products from Microsoft, security technology it plans to use in several of its future products from RSA Data Security, Inc. ("RSA") and Talarian SmartSockets from Talarian for inclusion into a version of the VisiChannel product line. Microsoft has the right to terminate its license with the Company any time after delivery to the Company of the Microsoft SDK for ODBC 3.0, which occurred in December 1996. In addition, in February 1997, Microsoft converted its license to the Company from an exclusive to a non-exclusive license. The Company's licenses with RSA and Talarian may only be terminated for material breach. The Company has entered into a joint technology agreement with JavaSoft, a subsidiary of Sun, that grants the Company the right to sublicense JavaSoft's JDBC test suites and ODBC bridge. There can be no assurances that such firms will remain in business, that they will continue to support their technology or that their technology will otherwise continue to be available to the Company on commercially reasonable terms. The loss of or inability to maintain any of these software licenses could result in delays or cancellations in product shipments until equivalent software can be identified and licensed or developed and integrated with the Company's products. Any such delay or cancellation could materially adversely affect the Company's business, results of operations and financial condition.

EMPLOYEES

     As of March 31, 1997, the Company employed 171 full time personnel, including 66 in product development, 27 in professional services, 56 in sales and marketing and 22 in finance and administration. See "Additional Factors That Might Affect Future Results--Dependence on Key Personnel; Need to Increase Technical and Sales Personnel."

EXECUTIVE OFFICERS

     The executive officers of the Company, and their respective ages as May 9, 1997 are as follows:


 NAME                        AGE                  POSITION
------                       ---                  --------
Roger J. Sippl .............   42       Chairman of the Board of Directors
                                        and Chief Executive Officer
Mark D. Hanson..............   36       President and Chief Operating Officer
Jens Christensen, Ph.D......   34       Vice President, Chief Technical Officer and Director
Kevin C. Eichler............   37       Vice President, Operations, Chief Financial
                                        Officer, Treasurer and Secretary
Scott Chalmers..............   52       Vice President, Worldwide Sales
Robert Macdonald............   40       Vice President, Marketing
Robert Perreault............   39       Vice President, Professional Services
Richard W. Kelman...........   54       Vice President, Engineering
Therese H. Langlais.........   38       Vice President, Business Development


     Roger J. Sippl is the founder of the Company and has served as a Director
     --------------
and the Chief Executive Officer since February 1993. Mr. Sippl is a co-founder of The Vantive Corporation, a customer interaction applications software company ("Vantive") and serves as the Chairman of the Board. Mr. Sippl served as a director of Vantive since December 1990 until his appointment as Chairman in December 1996. Prior to his relationship with Vantive, Mr. Sippl founded Informix Software, a database software company ("Informix"), in 1980 and served as that company's President and Chief Executive Officer until 1989, and its Chairman of the Board until December 1992.

     Mark D. Hanson has served as President and Chief Operating Officer of the
     --------------
Company since January 1995. Mr. Hanson served as Vice President, Worldwide Sales from June 1994 when he joined the Company until his appointment as President and Chief Operating Officer. From July 1992 to March 1994, Mr. Hanson was Vice President of Channel Sales of Sybase, a database software company, and Vice President, International Sales of Gain Technology ("Gain"), a software company, before the acquisition of Gain by Sybase. From January 1991 to June 1992, Mr. Hanson served as Vice President, Worldwide Sales and Support for Macromedia, a supplier of PC multimedia software and services. Prior to that time, Mr. Hanson was employed as Vice President at Informix from 1984 to January 1991, most recently as Vice President, Americas Sales.

     Jens Christensen has served as Vice President, Chief Technical Officer and
     ----------------
a Director of the Company since May 1996. From October 1991 to May 1996, Mr. Christensen served as President and Chief Executive Officer of PostModern Computing Technologies Inc., a software company he founded in 1991. From October 1990 to September 1991, Mr. Christensen was employed as a software engineer for Teknekron, a software company.

     Kevin C. Eichler has served as Vice President, Operations, Chief Financial
     ----------------
Officer, Treasurer and Secretary of the Company since July 1996. From July 1995 to July 1996, Mr. Eichler served as Executive Vice President, Finance, and Chief Financial Officer for National Insurance Group, a financial services and related technology solution provider. From January 1991 to June 1995, Mr. Eichler served as Executive Vice President, Finance and Chief Financial Officer for Mortgage Quality Management, Inc., a national provider of quality control services and technologies to residential mortgage lenders. From January 1990 to January 1991, Mr. Eichler served as Tax Manager, Corporate Finance for NeXT Software, Inc., a software company. From May 1988 to January 1990, Mr. Eichler served as Domestic Tax Manager for Microsoft Corporation, a software company.

     Scott Chalmers has served as Vice President, Worldwide Sales of the Company
     --------------
since October 1996. Prior to joining the Company, Mr. Chalmers was employed for six years at Informix, where he held various positions, the most recent being Vice President of U.S. Sales. Mr. Chalmers has had 25 years experience in senior sales and management positions at such companies as Cullinet, AT&T Information Systems and IBM.

     Robert J. Macdonald has served as Vice President, Marketing of the Company
     -------------------
since September 1996. Prior to that, Mr. Macdonald was employed for over 10 years at Informix where he held various positions, the most recent being Vice President, Corporate Marketing.

     Robert Perreault has served as Vice President, Professional Services of the
     ----------------
Company since September 1996. Mr. Perreault served as Vice-President of Research and Development from September 1995, when he joined the Company, until his appointment as Vice-President, Professional Services. From May 1994 to September 1995, Mr. Perreault served as Vice President of Client/Server Technology at Compuware Corporation, a software company. From September 1993 to May 1994, he served as Vice President of Database and Connectivity Products at Uniface Corporation, a software company which merged with Compuware Corporation in May 1994. In 1993, Mr. Perreault co-founded and served as President of Data Accessibility Solutions, Inc., a consulting company which merged with the Company in May 1996. Mr. Perreault co-founded and served as Vice President of U.S. Operations for RIAL, Inc., a consulting company, from September 1991 to August 1993.

     Richard W. Kelman has served as Vice President, Engineering of the Company
     -----------------
since February 1997. From April 1995 to January 1997, Mr. Kelman was Vice President of Client Services Development for Tesseract Corporation, a leading provider of human resources management systems. From January 1992 to February 1995, he served as Director of Systems Development for Dow Jones and from October 1987 to January 1992, he was Vice President of Market Applications Development at Telerate Systems. From 1969 to 1987, Mr. Kelman held a variety of positions at UNI VAC Corporation.

     Therese H. Langlais has served as Vice President, Business Development
     -------------------
since September 1996. Ms. Langlais served as Vice President of Marketing from November 1993 until her appointment as Vice President, Business Development and as Director of Marketing from April 1993 to November 1993. Prior to joining the Company, Ms. Langlais was employed for nine years at Informix, where she held various positions, the most recent being Director of Strategic Projects.


ITEM 2.  PROPERTIES

     The Company's principal executive offices and product development facilities are located in San Mateo, California and consist of approximately 40,000 square feet under leases that will expire between November 2001 and February 2003. The Company has sales offices in Atlanta, Boston, Chicago, Dallas, Denver, and the Washington, D.C. area and in Paris, France.

ITEM 3.  LEGAL PROCEEDINGS

        On April 10, 1997, Western Imaging, Inc. ("Western Imaging") filed a complaint in the U.S. District Court for the Northern District of California against the Company and Corel Corporation ("Corel"), a licensee of the Company, alleging breach of contract, intentional and negligent misrepresentation, copyright infringement, trademark infringement, misappropriation of trade secrets and other related claims.

        The lawsuit claims that in a May 1994 agreement with Western Imaging, the Company sold to Western Imaging all right, title and interest not only to its Lumena product, but also to its Color Tools, Creative License, Oasis and Signature products as well. As a result, Western Imaging asserts that the Company breached the terms of the agreement with Western Imaging when, among other things, it licensed Creative License, Color Tools, Oasis and Signature to Corel. Western Imaging is seeking injunctive relief, unspecified damages, impoundment of the disputed software during the pendency of the litigation, and punitive damages.

        The Company has not sold or marketed the disputed software products since January 1995. The Company does not utilize this technology in any current product offering.

        The Company has agreed to defend Corel pursuant to the terms of its license to Corel. Neither the Company nor Corel has responded to the complaint. The Company is currently investigating the allegations and believes it has meritorious defenses to such claims and intends to defend the litigation vigorously. However, due to the nature of the litigation and because the lawsuit is at an early stage, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. Regardless of the ultimate outcome of the litigation, it could result in significant diversion of time by the Company's technical and managerial personnel. Because the results of the litigation, including any potential settlement, are uncertain, there can be no assurance that they will not have a material adverse effect on the Company's business, operating results and financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol VSGN. The following table sets forth, for the period's indicated, the range of high and low sale prices since the Company completed its initial public offering on August 8, 1996:
                                                            HIGH       LOW
                                                            ----       ---
        FISCAL YEAR ENDING MARCH 31, 1997
             Second Quarter (from August 8, 1996).......   $13.250  $  9.000
             Third Quarter..............................   $17.750  $ 10.500
             Fourth Quarter ............................   $16.250  $  8.625

     On May 9, 1997, there were approximately 241 record holders of Visigenic Software, Inc. Common Stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

DIVIDEND POLICY

     The Company has not declared or paid any cash dividends on its capital stock. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. In addition, the Company's bank credit facility contains covenants that prohibit the Company from paying dividends without prior bank consent.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report on Form 10-K.

                                                                                   YEAR ENDED MARCH 31,
                                                               -----------------------------------------------------------
                                                                  1994             1995          1996             1997
                                                               ----------       ---------     -----------       ----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
   CONSOLIDATED STATEMENT OF OPERATIONS DATA:
   Total revenue ......................................        $     --         $  1,115       $    5,575       $ 17,018
   Gross profit .......................................        $     --         $    820       $    4,564       $ 14,058
   Loss from operations ...............................        $ (2,496)        $ (4,723)      $   (4,464)      $(20,681)
   Net loss ...........................................        $ (2,454)        $ (4,629)      $   (4,379)      $(20,330)

   Net loss per share (1) .............................                                                --       $  (1.63)
   Pro forma net loss per share (1) ...................                                        $    (0.40)      $     --
   Shares used in per share calculation (1) ...........                                            11,064         12,453

   CONSOLIDATED BALANCE SHEET DATA:

   Cash and cash equivalents ..........................        $  2,901         $    553       $    2,399       $ 19,445
   Working capital ....................................        $  2,722         $    488       $      816       $ 22,749
   Total assets .......................................        $  3,346         $  1,829       $    4,820       $ 32,333
   Stockholders' equity ...............................        $  3,132         $  1,117       $    2,220       $ 26,913

----------
(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute per share amounts.

SELECTED QUARTERLY RESULTS OF OPERATIONS

     The following tables set forth statements of operations for each of the eight quarters ended March 31, 1997. This quarterly information is unaudited, but has been prepared on the same basis as the annual Consolidated Financial Statements and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair representation of the information for the periods presented. Such statements of operations should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included elsewhere herein. Operating results for any quarter are not necessarily indicative of results for any future period.


                                                                          QUARTER ENDED
                                       ----------------------------------------------------------------------------------------
                                        JUNE 30,   SEPT. 30,  DEC. 31,  MAR. 31,     JUNE 30,     SEPT. 30,  DEC. 31,  MAR. 31,
                                         1995        1995      1995      1996         1996         1996      1996       1997
                                       ----------  --------- --------- ---------    --------    ---------- ---------  ---------
                                                                        (IN THOUSANDS)
Total revenue.......................    $    911   $  1,301   $ 1,093    $ 2,270     $  2,961   $  3,822    $  4,751   $   5,484
Gross profit........................    $    722   $  1,059   $   786    $ 1,997     $  2,528   $  3,290    $  3,887   $   4,353

Loss from operations................    $   (978)  $ (1,019)  $(1,746)   $  (721)    $(13,665)  $ (2,345)   $ (2,451)  $  (2,220)
Net loss............................    $   (977)  $   (991)  $(1,698)   $  (713)    $(13,659)  $ (2,303)   $ (2,309)  $  (2,059)

        With the exception of the third quarter of fiscal 1996, the Company's revenue has increased in each of the eight quarters ending March 31, 1997. The decline in revenue in the third quarter of fiscal 1996 resulted primarily from the delay in completion of a large sale which closed in the fourth quarter of fiscal 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with
     ------------------------------------------------------------------------
"Selected Consolidated Financial Data" and the Company's Consolidated Financial
-------------------------------------------------------------------------------
Statements and Notes thereto included elsewhere in this Annual Report on Form
-----------------------------------------------------------------------------
10-K.
----

OVERVIEW

     The Company commenced operations in February 1993 and was engaged principally in product and market research and product development until the launch of its initial products in November 1994. The Company first recognized material revenue in the fourth quarter of fiscal 1995. The Company shipped version 1.0 of the VisiODBC SDK and the VisiODBC Drivers in November 1994, version 1.0 of its VisiChannel product in March 1996 and version 2.0 of its VisiODBC product line in June 1996. In May 1996, the Company acquired PostModern Computing Technologies Inc. ("PostModern"), a supplier of distributed object technology, and began selling VisiBroker for C++ and VisiBroker for Java, distributed object products based on technology acquired from PostModern.

     The Company's revenue is derived from license fees from licensing its products, royalties from VARs, ISVs and distributors, and fees for services related to its products, including software maintenance, development contracts, consulting and training. License fees for the Company's products vary according to the specific products licensed. Terms and conditions of individual license transactions, including prices and discounts, are often highly negotiated based on volumes and commitments and vary considerably from customer to customer. Certain of the Company's license arrangements with VARs and ISVs provide for sublicense fees payable to the Company based on a percent of the VAR's or ISV's net revenue. Certain of the Company's license arrangements with VARs and ISVs provide for fixed fees for the right to make and distribute an unlimited number of copies of the Company's product for a specified period of time. Service revenue is primarily attributable to lower margin maintenance and other revenue, including training and consulting revenue and engineering development fees. Prior to the acquisition of PostModern, the Company's revenue was attributable to non-recurring license fees for its database access products, particularly its VisiODBC product line, and fees from related services. Since the acquisition of PostModern, the Company's revenue has been attributable to non-recurring license fees for both its database access and its distributed object products and fees from related services. The Company expects that such products will account for substantially all of its license revenue for the foreseeable future. Factors adversely affecting the pricing of or demand for its products could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company generally recognizes revenue from license and pre-paid royalty fees upon delivery of software products if there are no significant post-delivery obligations, if collection is probable and if the license agreement requires payment within ninety (90) days. If significant post-delivery obligations exist or if a product is subject to customer acceptance, revenue is deferred until no significant obligations remain or acceptance has occurred. Royalty revenue (other than from pre-paid royalties) is recognized when it is reported by VARs, ISVs and distributors. Maintenance revenue from ongoing customer support and product upgrades is recognized ratably over the term of the applicable maintenance period, which is typically twelve months. Consulting and training revenue is generally recognized as services are performed over the term of the agreement. If maintenance revenue is included in a license agreement, such amount is unbundled from the license fee at its fair market value. Revenue from engineering development work is generally recognized on a percentage of completion basis. If a transaction includes both license and service elements, license fee revenue is recognized upon shipment of the software, provided services do not include significant customization or modification of the base product and payment terms are not subject to acceptance criteria. In cases where license fee payments are contingent upon the acceptance of services, revenues from both the license and service elements are deferred until the acceptance criteria are met. See Note 2 of Notes to Consolidated Financial Statements.

     The Company licenses its products to VARs and ISVs, who include the Company's products in their own products, and to end users, who deploy the Company's products in their own computing environments. A substantial portion of the Company's license revenue to date is attributable to licenses to VARs and ISVs. A relatively small number of VAR and ISV customers have accounted for a significant percentage of the Company's license revenue. For fiscal 1996, licenses to the Company's ten largest customers accounted for approximately 78% of the Company's total revenue and licenses to one customer, Platinum technology, accounted for approximately 25% of the Company's total revenue. For fiscal 1997, licenses to the Company's ten largest customers accounted for approximately 55% of the Company's total revenue and no customer accounted for greater than 10% of the Company's total revenue. The Company expects that licenses to a limited number of VAR and ISV customers will continue to account for a large percentage of revenue for the foreseeable future.

     The sales cycles associated with the license of the Company's products are often lengthy (typically ranging from six to twelve months) and are subject to a number of significant delays over which the Company has little or no control. In some cases, the license of the Company's software products is an enterprise-wide decision by prospective end user customers or a product strategy decision by VARs and ISVs. Generally, the Company must provide a significant amount of information to prospective customers regarding the use and benefits of the Company's products as part of its sales efforts. In addition, the implementation of some of the Company's products involves a significant commitment of resources by prospective customers and may require substantial reengineering of customers' computing environments. The cost to the customer of the Company's product is typically only a portion of the related hardware, software, development, training and integration costs of implementing a large scale system. Given these factors and the Company's expected continued dependence on a limited number of customers for a substantial part of its license revenue, the loss of a major customer or any reduction or delay in sales to or implementations by such customers could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company markets its products in North America through its direct sales and telesales organizations and through VARs and ISVs. Throughout the rest of the world, the Company markets its products through distributors, VARs and ISVs. International revenue accounted for approximately 10% of total revenue in fiscal 1996 and approximately 11% of total revenue for fiscal 1997. In February 1996, the Company opened a European sales office in France. In April 1997, the Company and Valtech-iO commenced an exclusive arrangement pursuant to which Valtech-iO will distribute Visigenic products and provide training and support for those products throughout Europe. Valtech-iO's main offices are located in London, England; Paris, France; and Freidburg, Germany. The Company intends to increase its international sales force and focus on establishing additional international distributor, VAR and ISV relationships. The Company expects that international revenue will account for an increasing portion of total revenue in the future. As a result, failure to manage international sales appropriately could have a material adverse effect on the Company's business, results of operations and financial condition. See "Additional Factors That Might Affect Future Results--International Sales."

     With the exception of the third quarter of fiscal 1996, the Company's revenue has increased in each of the last nine quarters primarily due to growth in software license revenue. The Company's limited operating history, however, makes the prediction of future operating results difficult. The Company expects that prior growth rates of the Company's software products revenue will not be sustainable in the future. The Company's future operating results will depend on many factors, including the size, timing and terms and conditions of individual license transactions; the relatively long sales and implementation cycles for the Company's products; the delay or deferral of customer implementations; changes in the Company's operating expenses; the ability of the Company to develop and market new products and control costs; market acceptance of new products; timing of introduction or enhancement of products by the Company or its competitors; the level of product and price competition; the ability of the Company to expand its direct sales and telesales force, its indirect distribution channels and its customer support capabilities; activities of and acquisitions by competitors; changes in database access and distributed object software, database technology and industry standards; changes in the mix of products and services sold; changes in the mix of channels through which products and services are sold; levels of international sales; personnel changes and difficulties in attracting and retaining qualified sales, marketing and technical personnel; changes in customers' budgeting cycles; foreign currency exchange rates; quality control of products sold; and general economic conditions. The Company has not been profitable to date and the Company currently anticipates that it will operate at a loss through at least the end of 1997. There can be no assurance that any of the Company's business or strategies will be successful or that the Company will be able to achieve or sustain profitability on a quarterly or annual basis.

     In fiscal 1995 and fiscal 1996, the Company's consulting services, maintenance and other revenue consisted primarily of maintenance and consulting directly related to license sales and development fees. In fiscal 1997, the Company began making a significant investment in a professional services organization and a growing portion of its service and other revenue consisted of consulting and training revenues.

     The Company's sales generally reflect a relatively high amount of revenue per order. The loss or delay of individual orders, therefore, can have a significant impact on the revenue and quarterly results of the Company. Because the Company's operating expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in significant losses. To the extent such expenses precede, or are not subsequently followed by, increased revenue, the Company's operating results would be materially adversely affected. As a result of these and other factors, revenue for any quarter is subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter the Company's operating results will be below the expectations of market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

     The Company acquired PostModern effective May 31, 1996 and CustomWare effective December 3, 1996. The acquisitions of PostModern and CustomWare were accounted for as a purchase in the quarter ended June 30, 1996 and the quarter ended December 31, 1996, respectively. See "--Purchased In Process Product Development and Amortization." PostModern's and CustomWare's financial results prior to the effective date of their respective acquisitions are not included in the Company's financial results presented herein.

RESULTS OF OPERATIONS

     The Company first recognized material revenue in the fourth quarter of fiscal 1995 after the Company shipped version 1.0 of its VisiODBC product line. As a result, the Company believes that period-to-period comparisons of annual operating results are less meaningful than an analysis of recent quarterly results. The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items from the Company's Consolidated Statements of Operations.

                                                                             YEAR ENDED MARCH 31,
                                                                             --------------------
                                                                        1995        1996        1997
                                                                      --------     -------    --------
Revenue:
     Software products..............................................      80.0%       83.3%       80.3%
     Consulting services, maintenance and other.....................      20.0        19.7        16.7
                                                                      --------     -------    --------
          Total revenue.............................................     100.0       100.0       100.0
                                                                      --------     -------    --------
Cost of revenue:
     Software products..............................................       3.3         5.1         3.7
     Consulting services, maintenance and other.....................      23.2        13.0        13.7
                                                                      --------     -------    --------
          Total cost of revenue.....................................      26.5        18.1        17.4
                                                                      --------     -------    --------
Gross profit........................................................      73.5        81.9        82.6
                                                                      --------     -------    --------
Operating expenses:
     Product development............................................     283.4        78.0        55.8
     Sales and marketing............................................     135.5        57.7        56.5
     General and administrative.....................................      78.2        26.3        15.2
     Purchased in process product development.......................        --          --        72.7
     Amortization of excess of purchase price over net assets
      acquired......................................................        --          --         3.9
                                                                      --------     -------    --------
          Total operating expenses..................................     497.1       162.0       204.1
                                                                      --------     -------    --------
                Loss from operations................................    (423.6)      (80.1)     (121.5)
Interest and other income, net......................................       8.4         1.6         2.0
                                                                      --------     -------    --------
Net loss.............................................................   (415.2)%     (78.5)%    (119.5)%
                                                                      ========     =======    ========

REVENUE

     Software Products. Revenues from software products were $892,000,
     -----------------
$4,479,000, and $14,175,000 in fiscal 1995, 1996, and 1997, respectively, representing increases of 402% from fiscal 1995 to fiscal 1996 and 216% from fiscal 1996 to fiscal 1997. The revenue increase from fiscal 1995 to fiscal 1996 was primarily due to an increased volume of licensing of the Company's database access products, resulting from an increase in the number of products offered and the expansion of the Company's direct sales and telesales organizations. The revenue increase from fiscal 1996 to fiscal 1997 was primarily due to the increased volume of licensing of distributed object products, resulting from the acquisition of PostModern, and the Company's database access products.

     Consulting services, maintenance and other. Revenues from consulting
     ------------------------------------------
services, maintenance and other were $223,000, $1,096,000, and $2,843,000 in fiscal 1995, 1996, and 1997, respectively, representing increases of 391% from fiscal 1995 to fiscal 1996 and 159% from fiscal 1996 to fiscal 1997. The revenue increases from fiscal 1995 to fiscal 1996 and from fiscal 1996 to fiscal 1997 were due to the greater licensing of products to customers under agreements with a maintenance component, growth in the Company's installed base, and growth in training, consulting and development activities.


COST OF REVENUE

     Software Products. Cost of software products revenue includes product
     -----------------
packaging, documentation, production and shipping. Cost of software products revenue was $36,000, $284,000, and $630,000 in fiscal 1995, 1996, and 1997, respectively. The increase resulted from increased volume of licensing of the Company's products.

     Consulting services, maintenance and other. Cost of consulting service,
     ------------------------------------------
maintenance and other revenue consists primarily of personnel and personnel related overhead allocation, facility and systems costs incurred in providing consulting, training, customer support and engineering development services. Cost of consulting services, maintenance and other revenue was $259,000, $727,000, and $2,330,000 in fiscal 1995, 1996, and 1997, respectively. The increase between fiscal 1996 and fiscal 1997 reflects the effect of fixed costs resulting from the Company's investment during fiscal 1997 in a larger professional services organization. The Company intends to continue investing resources in its professional services organization and anticipates that the cost of consulting service, maintenance and other revenue may exceed consulting service, maintenance and other revenue in future periods.

OPERATING EXPENSES

     Product Development. Product development expenses include expenses
     -------------------
associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, personnel-related overhead allocation, benefits, consulting costs, the cost of technology licensed from other software companies and the cost of software development tools. Product development expenses were $3,160,000, $4,348,000, and $9,497,000 in fiscal 1995, 1996, and 1997, respectively, representing increases of 38% from fiscal 1995 to fiscal 1996 and 118% from fiscal 1996 to fiscal 1997. The increases in the dollar amount of product development expenses were primarily attributable to costs of additional personnel, including the engineering personnel from PostModern beginning in June 1996, and full-time contractors in the Company's product development operations and, to a lesser extent, the licensing of existing technology from third parties which has been or will be incorporated into the Company's products. Of the product development costs, approximately $1.2 million in fiscal 1995 consisted of expenses for the development of a product the Company later chose not to introduce commercially. There can be no assurance that the Company will not devote significant resources in the future to develop and market other products that the Company may choose not to introduce commercially. The Company anticipates that it will continue to devote substantial resources to product development, including acquiring or licensing technology from others, in order to introduce new products, enhance existing products or accelerate its time to market.

     In accordance with Statement of Financial Accounting Standards No. 86, the Company has charged all software development costs to product development expense as incurred because expenditures which were eligible for capitalization in prior periods were insignificant.

     Sales and Marketing. Sales and marketing expenses consist primarily of
     -------------------
salaries, commissions and bonuses earned by sales and marketing personnel, personnel related overhead allocation, field office rent and related expenses, travel and entertainment, and advertising and promotional expenses. Sales and marketing expenses were $1,511,000, $3,215,000, and $9,615,000 in fiscal 1995,
1996, and 1997, respectively, representing increases of 113% from fiscal 1995 to fiscal 1996 and 199% from fiscal 1996 to fiscal 1997. The increases in sales and marketing expenditures reflect primarily the hiring of additional sales and marketing personnel, costs associated with expanded advertising and promotional activities, increased sales commissions and increased costs associated with field sales offices. Of the sales and marketing costs, approximately $900,000 in fiscal 1995 consisted of expenses relating to a product the Company later chose not to introduce commercially, none of which expenses was of a recurring nature. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amount as the Company continues to expand its sales and marketing efforts domestically and internationally, establishes additional sales offices and increases advertising and promotional activities.

     General and Administrative. General and administrative expenses consist
     --------------------------
primarily of salaries and occupancy costs for administrative, executive and finance personnel and personnel related overhead allocation. General and administrative expenses were $872,000, $1,465,000, and $2,596,000 in fiscal 1995, 1996, and 1997, respectively, representing increases of 68% from fiscal 1995 to fiscal 1996 and 77% from fiscal 1996 to fiscal 1997. The increases in the absolute dollar amounts of general and administrative expenses were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations and, since August 1996, expenses associated with being a public company. The Company believes that the absolute dollar amount of its general and administrative expenses will continue to increase as a result of the anticipated expansion of the Company's administrative staff to support growing operations.

PURCHASED IN PROCESS PRODUCT DEVELOPMENT AND AMORTIZATION

     In May 1996, the Company completed the acquisition of PostModern which was accounted for as a purchase in the quarter ended June 30, 1996. In December 1996, the Company completed the acquisition of CustomWare which was accounted for as a purchase in the quarter ended December 31, 1996. In connection with the acquisition of PostModern, the Company recorded a write-off in the quarter ended June 30, 1996 of approximately $12.0 million related to in process product development which had not reached technological feasibility and, in the opinion of management, had no alternative future use. The remaining excess of purchase price over net assets acquired of approximately $1.1 million will be amortized over two years. In connection with the acquisition of CustomWare, the Company recorded a write-off in the quarter ended December 31, 1996 of approximately $350,000 related to in process product development which had not reached technological feasibility and, in the opinion of management, had no alternative future use. The remaining excess of purchase price over net assets acquired of approximately $700,000 will be amortized over one year.

INTEREST AND OTHER INCOME, NET

     Interest and other income, net, is comprised primarily of interest income earned on the Company's cash and cash equivalents. Interest and other income, net, was $94,000, $85,000, and $351,000 in fiscal 1995, 1996, and 1997, respectively. The increase of 313% from fiscal 1996 to fiscal 1997 was primarily due to the cash received from the Company's initial public offering, completed August 8, 1996, and the Company's second public offering, completed February 12, 1997.

PROVISION FOR INCOME TAXES

     As of March 31, 1997, the Company had Federal and state net operating loss carryforwards of approximately $17.2 million and $1.4 million, respectively, which expire at various dates through 2012. In addition, as of March 31, 1997, the Company had general business credit carryforwards of approximately $981,000, which expire at various dates through 2012. Utilization of the net operating loss and business credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. See Note 9 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     In August 1996, the Company completed the initial public offering of its Common Stock. The Company sold 2,015,000 shares of Common Stock for net proceeds of approximately $13.2 million. In February 1997, the Company completed a second public offering of its Common Stock. The Company sold 1,180,000 shares of Common Stock for net proceeds of approximately $13.3 million. Prior to its public offerings, the Company financed its operations and met its capital requirements primarily from proceeds from the private sales of Preferred and Common Stock. At March 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $19.4 million and a $3.0 million revolving line of credit agreement which expires on July 15, 1997. Advances under the line of credit agreement, which bear interest at the bank's prime lending rate plus 1.0%, are limited to 80% of the Company's eligible accounts receivable and are secured by substantially all of the assets and contractual rights of the Company. The line of credit agreement also contains certain financial restrictions and covenants. As of March 31, 1997, the Company was in compliance with these financial restrictions and covenants. There were no borrowings outstanding under the line of credit agreement as of March 31, 1997. See Note 4 of Notes to Consolidated Financial Statements.

     The Company's operating activities used cash of $4.6 million in fiscal 1995, $2.6 million in fiscal 1996 and $11.9 million in fiscal 1997. The decline in net cash used in operations in fiscal 1996 as compared with fiscal 1995 was primarily due to an increase in accounts payable, accrued liabilities and deferred revenue. The increased use of cash in fiscal 1997 was primarily due to investments in the Company's infrastructure and product development as well as an increase in accounts receivable. The increase in accounts receivable was primarily due to an increase in revenues in fiscal 1997.

     The Company used $378,000, $1.1 million and $4.2 million of net cash during fiscal 1995, fiscal 1996 and fiscal 1997, respectively, for investing activities, due primarily to purchases of property and equipment. In fiscal 1997, $1.9 million of cash, net of cash acquired, was used for the acquisition of PostModern and CustomWare. Financing activities provided $2.6 million, $5.5 million and $33.1 million of net cash during fiscal 1995, fiscal 1996 and fiscal 1997, respectively, due to the issuance of Preferred and Common Stock and convertible notes and debt financing.

     Deferred revenue consists primarily of the unrecognized portion of revenue under maintenance and support contracts (which revenue is deferred and recognized ratably over the term of such contracts) and advance payments of software development fees and software license fees. Capital expenditures were primarily for computers, furniture and equipment. The Company expects that its capital expenditures will increase as the Company's employee base grows. As of March 31, 1997, the Company did not have any material commitments for capital expenditures.

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

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

     Limited Operating History and History of Losses. The Company was
     -----------------------------------------------
incorporated in 1993 and commenced shipment of its initial products in November 1994. In May 1996, the Company acquired PostModern. PostModern was founded in 1991, commenced shipment of its initial products in 1992 and had very limited product sales prior to the acquisition. In December 1996, the Company acquired CustomWare. CustomWare was founded in 1994 and had very limited operations prior to the acquisition. Accordingly, the Company has only a limited operating history, particularly with respect to its newly acquired distributed object business, upon which an evaluation of the Company and its future operating results can be based.

     Since inception, the Company has incurred significant losses and negative cash flow. At March 31, 1997, the Company had cumulative operating losses of $31.8 million, with net losses of $2.5 million, $4.6 million, $4.4 million and $20.3 million for fiscal 1994, fiscal 1995, fiscal 1996 and fiscal 1997, respectively. A substantial portion of the accumulated deficit is due to the significant commitment of resources to the Company's product development and sales and marketing activities and the write-off of approximately $12.0 million and $350,000 of in process product development in the quarters ended June 30, 1996 and December 31, 1996, respectively, in connection with the acquisitions of PostModern and CustomWare. The Company expects to continue to devote substantial resources in these areas and as a result will need to generate significant revenue in order to achieve profitability. The Company currently anticipates that it will operate at a loss through at least the end of 1997. The Company has experienced substantial growth in revenue in fiscal 1996 and fiscal 1997. The Company expects that prior growth rates of the Company's software product revenue will not be sustainable in the future.

     Potential Fluctuations in Operating Results. The Company's revenue and
     -------------------------------------------
results of operations have varied on a quarterly basis in the past and are expected to vary significantly in the future. Accordingly, the Company believes that period to period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company's revenue and results of operations are difficult to forecast and could be adversely affected by many factors, including, among others, the size, timing and terms of individual license transactions; the relatively long sales and implementation cycles for the Company's products; the delay or deferral of customer implementations; changes in the Company's operating expenses; the ability of the Company to develop and market new products and control costs; market acceptance of new products; timing of introduction or enhancement of products by the Company or its competitors; the level of product and price competition; the ability of the Company to expand its direct sales and telesales forces, its indirect distribution channels and its customer support capabilities; activities of and acquisitions by competitors; changes in database access and distributed object software, database technology and industry standards; changes in the mix of products and services sold; changes in the mix of channels through which products and services are sold; levels of international sales; personnel changes and difficulties in attracting and retaining qualified sales, marketing and technical personnel; changes in customers' budgeting cycles; foreign currency exchange rates; quality control of products sold; and general economic conditions. In particular, the ability of the Company to achieve revenue growth in the future will depend on its success in adding a substantial number of sales and sales support personnel in the next twelve months. Competition for such personnel is intense and there can be no assurance the Company will be able to attract and retain these personnel.

     Licensing of the Company's software products historically has accounted for the substantial majority of the Company's revenue, and the Company anticipates that this trend will continue for the foreseeable future. The Company's software products revenue is difficult to forecast for a number of reasons. The Company typically does not have a material backlog of unfilled orders, and revenue in any quarter is substantially dependent on contracts received in that quarter. A significant portion of the Company's revenue in prior periods has been derived from relatively large sales to a limited number of customers, and the Company currently anticipates that future quarters will continue to reflect this trend. In fiscal 1996, approximately 78% of the Company's revenue was derived from ten customers and revenue from one customer, Platinum technology, accounted for approximately 25% of the Company's total revenue. In fiscal 1997, approximately 55% of the Company's revenue was derived from ten customers, and no individual customer accounted for more than 10% of the Company's total revenue. Sales cycles for the Company's products typically range from six to twelve months, and the terms and conditions of individual license transactions, including prices and discounts, are often highly negotiated based on volumes and commitments, and vary considerably from customer to customer. In addition, the Company has generally recognized a substantial portion of its revenue in the last month of each quarter, with this revenue concentrated in the last weeks of the quarter. Accordingly, the cancellation or deferral of even a small number of purchases of the Company's products has in the past and could in the future have a material adverse effect on the Company's business, results of operations and financial condition in any particular quarter. Cancellations or deferrals of orders may be caused by any of a number of factors, including delays in new or enhanced product shipments. To the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. A significant portion of the Company's revenue has been and is expected in the future to continue to be based upon sales to third party vendors, who will incorporate the Company's products in their own products. This revenue depends upon the success of third parties, and as a result is difficult for the Company to predict and may be subject to extreme fluctuation.

     The Company's expense levels are based, in part, on its expectations as to future revenue and to a large extent are fixed in the short term. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of revenue in relation to the Company's expectations would have an almost immediate adverse effect on the Company's business, financial condition and results of operations. Further, the Company intends to continue to expand its development teams and its sales force. The timing of such expansion and the rate at which new development and sales personnel become productive could cause material fluctuations in quarterly results of operations.

     As a result of the foregoing or other factors, it is likely that in some future period the Company's results of operations will fail to meet the expectations of public market analysts or investors, and the price of the Company's Common Stock would likely be materially adversely affected.

     Dependence on Emerging Markets and Evolving Standards; Acceptance of the
     ------------------------------------------------------------------------
Company's Products. The Company's future financial performance will depend on
------------------
the growth in demand for standards-based database access and distributed object software products. These markets are new and emerging, are rapidly evolving, are characterized by an increasing number of market entrants and will be subject to frequent and continuing changes in customers' preferences and technology. As is typical in new and evolving markets, demand and market acceptance for products are subject to a high level of uncertainty.

     The Company's database access products are based on the ODBC standard, which was developed to enable applications to access data from all ODBC-compliant data sources. While the ODBC standard is supported by most of the major database and software vendors, it is a recent standard that has not yet gained widespread acceptance and that currently co-exists with proprietary database access solutions from many of these same database and software vendors.

     With the acquisition of PostModern in May 1996, the Company began to offer standards-based distributed object products. The Company's current distributed object products are based on several standards, including CORBA and IIOP. These standards are intended to facilitate the management and communication of applications created in object-oriented programming languages such as C++ and Java. These standards are new, are just beginning to gain widespread acceptance and compete with proprietary solutions such as Microsoft's ActiveX and DCOM. The distributed object software market is relatively young and there are few proven products. Further, some of the Company's distributed object products are designed specifically for use in applications for the Internet and Intranets. Because critical issues concerning the Internet and Intranets -- including security, reliability, cost, ease of use and access and quality of service -- remain unresolved, the growth of applications targeted at the Internet and Intranets is uncertain and difficult to predict.

     Because the markets for the Company's products are new and evolving, it is difficult to assess or predict with any assurance the size or growth rate, if any, of these markets. There can be no assurance that the markets for the Company's products will develop, or that the Company's products will be adopted. If these markets fail to develop, develop more slowly than expected or attract new competitors, or if the Company's products do not achieve market acceptance, the Company's business, results of operations and financial condition could be materially adversely affected. Because the Company's strategy is to develop standards-based products and these standards are relatively new, not widely accepted and compete with other emerging standards, to the extent that these standards are not commercially successful, this will have a material adverse affect on the Company's business, results of operations and financial condition. Competing or alternative technologies are being or are likely in the future to be promoted by current and potential competitors of the Company, some of which have well-established relationships with current and potential customers of the Company and have extensive knowledge of the markets served by the Company, better name recognition and more extensive development, sales and marketing resources than the Company.

     While the Company has licensed its products to numerous customers, most of these customers are currently developing applications that incorporate the Company's products, and only a very limited number of them have deployed or shipped such applications. To the extent these customers are unable to or otherwise do not deploy or ship applications that incorporate the Company's products, or if these applications are not successful, this will have a material adverse effect on the Company's business, results of operations and financial condition. See "--Intense Competition."

     Reliance on VARs and ISVs. A significant element of the Company's strategy
     -------------------------
is to embed its technology in products offered by the Company's VAR and ISV customers, such as Borland, Cisco, Compuware, Healtheon, Hewlett-Packard, Microsoft, Netscape, Novell, Oracle, Platinum technology and Sybase. A relatively small number of VAR and ISV customers have accounted for a significant percentage of the Company's revenue. In fiscal 1996, ten VAR and ISV customers accounted for approximately 78% of the Company's revenue, while in fiscal 1997, ten VAR and ISV customers accounted for approximately 55% of the Company's revenue. The Company intends to seek similar distribution arrangements with other VARs and ISVs to embed the Company's technology in their products and expects that these arrangements will account for a significant portion of the Company's revenue in future periods. To date, the terms and conditions, including prices and discounts, of the Company's agreements with its VAR and ISV customers have been highly negotiated and vary significantly between customers, however, all of these agreements are non-exclusive and do not require the VAR or ISV to make minimum purchases. Many of the markets for the VAR and ISV products in which the Company's technology are being embedded are new and evolving and, therefore, subject to the same risks faced by the Company in the markets for its own products. If the Company is unsuccessful in securing license agreements with additional VARs and ISVs on commercially reasonable terms or at all, or if the Company's VAR and ISV customers are unsuccessful in selling their products, this would have a material adverse effect on the Company's business, results of operations and financial condition.

     Product Concentration. Prior to the acquisition of PostModern in May 1996,
     ---------------------
the Company derived substantially all of its revenue from the licensing of its database access products, particularly its ODBC product line, and fees from related services. Since the acquisition of PostModern, the Company has also derived a significant portion of its revenue from its distributed object products. The Company's database access and distributed object products and services are each expected to continue to account for a significant portion of the Company's revenue for the foreseeable future. As a result, a reduction in demand or an increase in competition for these products, or a decline in sales of such products, would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Products."

     Dependence on the Internet and Intranets. The Company believes that sales
     ----------------------------------------
of its products, particularly its distributed object products, will depend in large part upon the adoption by businesses and end-users of the Internet and Intranets for commerce and communications. The Internet and Intranets are new and evolving, and there can be no assurance of their widespread adoption. Critical issues concerning the Internet and Intranets, including security, reliability, cost, ease of use and access and quality of service, remain unresolved at this time, inhibiting adoption by many enterprises and end-users. If the Internet and Intranets are not widely used by businesses and end-users, this will have a material adverse effect on the Company's business, results of operations and financial condition.

     Dependence on Java; Risks Associated with Encryption Technology. Certain of
     ---------------------------------------------------------------
the Company's products are based on Java, an object-oriented programming language developed by JavaSoft, a subsidiary of Sun Microsystems. Java was developed primarily for Internet and Intranet applications. Java was only recently introduced and does not yet have sufficient history to establish its reliability, thereby inhibiting adoption of Java. To date, there have been only a very limited number of commercially significant Java-based products, and it is too early to determine whether Java will become a significant technology. Alternatives to Java have been announced by several companies, including Microsoft. To the extent that Java is not adopted or is adopted more slowly than anticipated, this could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company plans to use encryption technology in certain of its future products to provide the security required for the exchange of confidential information. Encryption technologies have been breached in the past. There can be no assurance that there will not be a compromise or breach of the security technology used by the Company. If any such compromise or breach were to occur, it could have a material adverse effect on the Company's business, results of operations and financial condition.

     Need to Develop New Software Products and Enhancements. The markets for the
     ------------------------------------------------------
Company's products are characterized by rapid technological developments, evolving industry standards, swift changes in customer requirements, computer operating environments and software applications, and frequent new product introductions and enhancements. As a result, the Company's success depends substantially upon its ability to anticipate changes and continue to enhance its existing products, develop and introduce in a timely manner new products incorporating technological advances, comply with emerging industry standards and meet increasing customer expectations. The Company's products may be rendered obsolete if the Company fails to anticipate or react to change. To the extent one or more of the Company's competitors introduce products that better address customer needs, the Company's business, results of operations and financial condition could be materially adversely affected. There can be no assurance that the Company will be successful in developing and marketing new products or enhancements to its existing products on a timely basis or at all or that any new or enhanced products will adequately address the changing needs of the marketplace. The Company has in the past incurred product development expenses and sales and marketing expenses in connection with product development activities that did not result in commercially introduced products. Some of the Company's products are based on technology from third parties and the Company therefore has limited control over whether and when these technologies are enhanced. For instance, the VisiODBC SDK products are based upon ODBC software licensed from Microsoft. The failure or delay in enhancements of technology from third parties used in the Company's products could have a material adverse effect on the Company's ability to develop and enhance its own products. Also, negative reviews of the Company's new products or product versions in industry publications could have a material adverse effect on the Company's sales. The Company has in the past experienced delays in the development of new products and product versions. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, results of operations and financial condition would be materially and adversely affected.

     The Company has in the past engaged and expects that it will continue in the future to engage in joint development projects with third parties. Currently, the Company is engaged in joint development with Hitachi of distributed object software targeted at transaction processing applications. Joint development creates several risks for the Company, including loss of control over the development of aspects of the jointly developed product and over the timing of product availability. There can be no assurance that joint development activities will result in products, or that any products developed will be commercially successful.

     Dependence on Key Personnel; Need to Increase Technical and Sales
     -----------------------------------------------------------------
Personnel. The Company's future performance depends to a significant extent upon
---------
the continued service of its key technical, development, sales and marketing and management personnel. The loss of the services of any of these individuals would have a material adverse effect on the Company. All employees are employed at-will, and the Company has no fixed term employment agreements with any of its employees. The Company's future success also depends on its continuing ability to attract, train and retain highly qualified technical, sales and marketing and managerial personnel. An increase in the sales staff will be required to expand both the Company's direct and indirect sales activities and achieve revenue growth. The Company intends to hire a number of additional development and sales personnel in fiscal 1998 and beyond. Competition for such personnel is intense, and there can be no assurance that the Company can attract, assimilate or retain such personnel. Because of the complexity of database access and distributed object products, the Company has in the past experienced and expects to continue in the future to experience a time lag between the date technical and sales personnel are hired and the date such persons become fully productive. If the Company is unable to hire and train such personnel on a timely basis in the future, the Company's business, results of operations and financial condition could be materially adversely affected.

     Management of Growth. The Company's business has grown rapidly in recent
     --------------------
periods, with revenue increasing from $1.1 million in fiscal 1995 to $5.6 million in fiscal 1996 and to $17.0 million in fiscal 1997. In addition, the Company acquired PostModern in May 1996 as part of its strategy of adding distributed object products to its product line. The growth of the Company's business and the expansion of the Company's customer base have placed a significant strain on the Company's management, operations and financial systems. The Company's recent expansion has also resulted in substantial growth in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations, resulting in increased responsibility for management personnel. The Company's future results of operations will depend in part on the ability of its officers and other key employees to continue to implement its operational, customer support and financial control systems and to expand, train and manage its employee base. The Company hired a new Chief Financial Officer and a new Controller in July 1996, a new Vice President, Marketing in September 1996, a new Vice President, Worldwide Sales in October 1996, and a new Vice President, Engineering in February 1997. There can be no assurance that the Company will be able to manage any future expansion of its business, if any, successfully, or that its management, personnel, procedures and systems will be adequate to support the Company's operations. Any such inabilities or inadequacies to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

     Potential Acquisitions. If appropriate opportunities present themselves,
     ----------------------
the Company intends to acquire businesses, products or technology that the Company believes are strategic, although the Company currently has no understandings, commitments or agreements with respect to any material acquisition and no material acquisition is currently being pursued. There can be no assurance that the Company will be able to successfully identify, negotiate or finance such acquisitions, or to integrate such acquisitions with its current business. The process of integrating an acquired business, product or technology into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any such future growth and any acquisitions of other technologies, products or companies may require the Company to obtain additional equity or debt financing, which may not be available or may be dilutive.

     Intense Competition. The Company's products are targeted at the emerging
     -------------------
markets for standards-based database access software and standards-based distributed object software. The markets for the Company's products are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company believes that the principal competitive factors in these markets are product quality, performance and price, vendor and product reputation, product architecture and quality of support.

     In the standards-based database access market, the Company competes principally against Intersolv. The Company's database access products also indirectly compete against proprietary database access solutions from database vendors. In the standards-based distributed object market, the Company competes principally against Iona Technologies which went public in February 1997, Expersoft, a privately held company, and BEA, which recently acquired DEC's object request broker and went public. The Company's distributed object products also compete against existing or proposed distributed object solutions from hardware vendors such as DEC, Hewlett-Packard, IBM and Sun. In addition, because there are relatively low barriers to entry in the software market and because the Company's products are based on publicly available standards, the Company expects to experience additional competition in the future from other established and emerging companies if the market for database access and distributed object software continues to develop and expand. In particular, relational database vendors including Informix, Microsoft, Oracle and Sybase may offer standards-based database access software to their customers, eliminating or reducing demand for the Company's products. Similarly, operating system vendors such as DEC, Hewlett-Packard, IBM, Microsoft and Sun may offer standards-based distributed object products bundled with their operating systems. For instance, Microsoft has introduced DCOM, which could reduce or eliminate the need for CORBA-compliant ORBs, such as those offered by the Company, for Microsoft operating systems. Many of these current and potential competitors have well-established relationships with current and potential customers of the Company, have extensive knowledge of the markets serviced by the Company, better name recognition and more extensive development, sales and marketing resources and are capable of offering single vendor solutions. As a result, these current and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than the Company. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations.

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

     Risk of Product Defects. Software products as complex as those offered by
     -----------------------
the Company frequently contain undetected errors or failures that may be detected at any point in the product's life cycle. The Company has in the past discovered software errors in certain of its new products and enhancements and has experienced delays in shipment of products during the period required to correct these errors. There can be no assurance that, despite testing by the Company and potential customers, errors will not occur, resulting in loss of or delay in market acceptance and sales, diversion of development resources, injury to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. This risk is amplified for the Company because a significant portion of its future sales are expected to be derived from arrangements under which third parties embed the Company's products in their own products. Any significant errors in the Company's products, or in the products of VARs or ISVs which embed the Company's products, might discourage such third parties or other customers from utilizing the Company's products, which would have a material adverse effect on the Company's business, results of operations and financial condition. Although the Company generally attempts to limit by contract its exposure to incidental and consequential damages, and to cap the Company's liabilities to its proceeds under a contract, if a court failed to enforce the liability limiting provisions of the Company's contracts for any reason, or if liabilities arose which were not effectively limited, the Company's business, results of operations and financial condition could be materially and adversely affected.

     International Sales. The Company's export sales accounted for approximately
     -------------------
10% and 11% of the Company's total revenue in fiscal 1996 and fiscal 1997, respectively. The Company had no material export sales in fiscal 1995. The Company expects to increase its emphasis on export sales. Revenue derived from export sales may account for a growing percentage of the Company's revenue in future periods, although there can be no assurance that the Company will achieve significant penetration in any international market. In fiscal 1997, the Company had only one international sales office, which is located in Paris, France. The Company believes that its continued growth will require expansion of its international operations and export sales. To successfully expand export sales, the Company must establish additional foreign sales offices, hire additional personnel and recruit additional international resellers. To the extent the Company is unable to do so in a timely manner, the Company's growth in export sales, if any, will be limited, and the Company's business, results of operations and financial condition could be materially adversely affected. The Company has granted exclusive distribution rights in Europe to Valtech-iO, a European consultancy and software distributor. Under the terms of the agreement, Valtech-iO will provide sales, marketing, and technical support for the Company's products throughout Europe. The agreement with Valtech-iO is for five years, but either party may terminate the agreement if the other party breaches the agreement and fails to cure such breach within thirty days after receipt of written notice thereof. Valtech-iO's failure to meet revenue targets under the agreement shall not constitute a material breach of the agreement. There can be no assurance that Valtech-iO will be successful in selling the Company's products. The Company has granted exclusive distribution rights in Japan for the Japanese versions of its ODBC products to ASCII Something Good Corporation ("ASCII"), a Japanese software distributor. The Company may not terminate these exclusive rights unless ASCII fails to meet certain minimum annual sales objectives commencing in fiscal year 1998 or otherwise breaches the agreement. There can be no assurance that ASCII will be successful selling the Company's products.

     There are a number of risks inherent in the Company's international business activities, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing and internationalizing products for foreign countries, longer accounts receivable payment cycles, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. None of the Company's products is currently a "double byte" product, which is required to localize these products in certain non-English character set markets such as Asia. The Company believes that it will be required to develop double byte versions of its products and engage in other internationalization and localization activities. There can be no assurance the Company will successfully complete these activities in a timely manner. All of the Company's sales are currently denominated in U.S. dollars and, therefore, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in foreign markets. In addition, revenue of the Company earned in various countries where the Company does business may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings. There can be no assurance that such factors will not have an adverse effect on the revenue from the Company's future international sales and, consequently, the Company's financial condition or results of operations.

     Concentration of Share Ownership and Voting Power; Anti-Takeover
     ----------------------------------------------------------------
Provisions. At May 9, 1997, officers, directors and affiliates of the Company
----------
beneficially owned approximately 45.5% of the Company's outstanding Common Stock. As a result, these stockholders as a group may be able to control the management and affairs of the Company and all matters requiring stockholder approval, including election of directors, any merger, consolidation or sale of all or substantially all of the Company's assets and any other significant corporate transactions. The concentration of ownership could have the effect of delaying or preventing a change in control of the Company, reducing the likelihood of any acquisition of the Company at a premium price.

     The Company's Board of Directors ("Board of Directors" or "Board") has the authority to issue up to 2,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of shares of Preferred Stock, while potentially providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no present intention to issue shares of Preferred Stock. In addition, certain provisions of the Company's Restated Certificate of Incorporation may have the effect of delaying or preventing a change of control of the Company, which could adversely affect the market price of the Company's Common Stock. These provisions provide, among other things, that the Board of Directors is divided into three classes to serve for staggered three-year terms, that a director may be removed from the Board of Directors only for cause and only upon the vote of at least 662/3% of the voting power of all outstanding shares of the Company's capital stock, that stockholders may not take action by written consent, that the ability of stockholders to call special meetings of stockholders and to raise matters at meetings of stockholders is restricted and that certain amendments of the Company's Restated Certificate of Incorporation, and all amendments by the stockholders of the Company's Amended and Restated Bylaws, require the approval of holders of at least 662/3% of the voting power of all outstanding shares. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of the Company.

     Possible Volatility of Stock Price. The market price of the Company's
     ----------------------------------
Common Stock has been, and is likely to continue to be, volatile. Factors such as new product announcements or changes in product pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements of technical innovations, announcements relating to strategic relationships or acquisitions, changes in earnings estimates by analysts and general conditions in the software development tools market, among other factors, may have a significant impact on the market price of the Company's Common Stock. Should the Company fail to introduce products on the schedule expected, the Company's stock price could be adversely affected. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   PAGE
                                                                   ----
VISIGENIC SOFTWARE, INC.:
     Report of Independent Public Accountants...................    26
     Consolidated Balance Sheets................................    27
     Consolidated Statements of Operations......................    28
     Consolidated Statements of Stockholders' Equity............    29
     Consolidated Statements of Cash Flows......................    30
     Notes to Consolidated Financial Statements.................    31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Visigenic Software, Inc.:

     We have audited the accompanying consolidated balance sheets of Visigenic Software, Inc. (a Delaware corporation) and subsidiary as of March 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visigenic Software, Inc. and subsidiary as of March 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.





                                   ARTHUR ANDERSEN LLP

San Jose, California
April 18, 1997


                            VISIGENIC SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                                         MARCH 31,
                                                                                  --------------------
                                                                                    1996        1997
                                                                                  --------    --------
                                  ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ................................................   $  2,399    $ 19,445
     Accounts receivable, net of allowance for doubtful accounts
        of  $60 in 1996 and $144 in 1997 ......................................        760       8,028
     Other current assets .....................................................        257         696
                                                                                  --------    --------
          Total current assets ................................................      3,416      28,169
PROPERTY AND EQUIPMENT, net ...................................................      1,349       3,003
OTHER ASSETS, net:
     Excess of purchase price over net assets acquired ........................         --       1,078
     Other ....................................................................         55          83
                                                                                  --------    --------
                                                                                  $  4,820    $ 32,333
                                                                                  ========    ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable .........................................................   $    811    $    684
     Accrued liabilities-
        Payroll and related benefits ..........................................        347       1,406
        Other .................................................................        301         923
     Deferred revenue .........................................................      1,141       2,407
                                                                                  --------    --------
          Total current liabilities ...........................................      2,600       5,420
                                                                                  --------    --------
COMMITMENTS  AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
     Convertible preferred stock, $.001 par value
          Authorized--10,000,000 shares at March 31, 1996; 2,000,000 shares at March 31, 1997
          Outstanding--3,674,625 shares in 1996 ...............................          4          --
     Common stock, $.001 par value,
          Authorized--20,000,000 shares at March 31, 1996; 50,000,000 shares at
             March 31, 1997
          Outstanding--2,835,905 shares in 1996 and 13,990,707 shares in 1997 .          3          14
     Additional paid-in capital ...............................................     13,675      58,691
     Accumulated deficit ......................................................    (11,462)    (31,792)
                                                                                  --------    --------
          Total stockholders' equity ..........................................      2,220      26,913
                                                                                  --------    --------
                                                                                  $  4,820    $ 32,333
                                                                                  ========    ========

      The accompanying notes are an integral part of these balance sheets.


                            VISIGENIC SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            YEAR ENDED MARCH 31,
                                                                     --------------------------------
                                                                        1995        1996        1997
                                                                      --------   -------     --------
REVENUE:
     Software products...........................................     $    892  $  4,479    $  14,175
     Consulting services, maintenance and other..................          223     1,096        2,843
                                                                      --------   -------     --------
          Total revenue..........................................        1,115     5,575       17,018
                                                                      --------   -------     --------
COST OF REVENUE:
     Software products...........................................           36       284          630
     Consulting services, maintenance and other..................          259       727        2,330
                                                                      --------   -------     --------
          Total cost of revenue..................................          295     1,011        2,960
                                                                      --------   -------     --------
GROSS PROFIT .                                                             820     4,564       14,058
                                                                      --------   -------     --------
OPERATING EXPENSES:
     Product development.........................................        3,160     4,348        9,497
     Sales and marketing.........................................        1,511     3,215        9,615
     General and administrative..................................          872     1,465        2,596
     Purchased in process product development....................           --        --
                                                                                               12,364
     Amortization of excess of purchase price over net assets
        acquired.................................................           --        --          667
                                                                      --------   -------     --------
          Total operating expenses...............................        5,543     9,028       34,739
                                                                      --------   -------     --------
          Loss from operations...................................       (4,723)   (4,464)     (20,681)
INTEREST AND OTHER INCOME, net...................................           94        85          351
                                                                      --------   -------     --------
NET LOSS.........................................................     $ (4,629)  $(4,379)    $(20,330)
                                                                      ========   =======     ========
NET LOSS PER SHARE...............................................                            $  (1.63)
                                                                                             ========
PRO FORMA NET LOSS PER SHARE.....................................                $  (.40)
                                                                                 =======
SHARES USED IN PER SHARE CALCULATION.............................                 11,064       12,453
                                                                                 =======     ========


   The accompanying notes are an integral part of these financial statements.


                            VISIGENIC SOFTWARE, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                           CONVERTIBLE
                                        PREFERRED STOCK       COMMON STOCK   ADDITIONAL                 TOTAL
                                       ------------------   ----------------   PAID-IN   ACCUMULATED STOCKHOLDERS'
                                         SHARES   AMOUNT     SHARES   AMOUNT   CAPITAL     DEFICIT      EQUITY
                                       --------- --------   --------- ------ ----------- ----------- -------------
BALANCE, MARCH 31, 1994..............  1,674,625  $   2      2,427,019  $ 2  $   5,582   $  (2,454)  $     3,132
  Issuance of common stock...........         --     --        459,575    1        183          --           184
  Repurchase of common stock.........         --     --       (103,717)  --        (35)         --           (35)
  Issuance of Series B convertible
    preferred stock..................    625,000      1             --   --      2,464          --         2,465
  Net loss...........................         --     --             --   --         --      (4,629)       (4,629)
                                      ----------  ------   ----------- ----  ---------   ---------   -----------
BALANCE, MARCH 31, 1995..............  2,299,625       3     2,782,877    3      8,194      (7,083)        1,117
  Issuance of Series B convertible
    preferred stock..................  1,375,000       1            --   --      5,459          --         5,460
  Exercise of stock options..........         --      --        54,068   --         22          --            22
  Repurchase of common stock, net of
    issuances........................         --      --        (1,040)  --         --          --            --
  Net loss...........................         --      --            --   --         --      (4,379)       (4,379)
                                      ----------  ------   ----------- ----  ---------   ---------   -----------
BALANCE, MARCH 31, 1996..............  3,674,625       4     2,835,905    3     13,675     (11,462)        2,220
  Issuance of Series C convertible
    preferred stock .................    444,444      --            --   --      4,000          --         4,000
  Issuance of common stock in
    connection with the acquisition
    of PostModern Computing
    Technologies, Inc................         --      --     3,099,821    3     10,382          --        10,385
  Issuance of common stock in
    connection, with the public
    offerings........................         --      --     3,195,000    3     26,467          --        26,470
  Conversion of preferred stock in
    public offering  ................ (4,119,069)     (4)    4,119,069    4         --          --            --
  Conversion of convertible notes....         --      --       270,871   --      2,031          --         2,031
  Issuance of common stock in
    connection with the acquisition of
    CustomWare, Inc. .................        --      --       125,000   --      1,500          --         1,500
  Issuance of common stock, net
     of repurchases...................        --      --       345,041    1        636          --           637
  Net loss ..........................         --      --            --   --         --     (20,330)      (20,330)
                                      ----------  ------   -----------  ---  ---------   ---------   -----------
BALANCE, MARCH  31, 1997.............         --  $   --    13,990,707 $ 14  $  58,691   $ (31,792)  $    26,913
                                      ==========  ======   =========== ====  =========   =========   ===========






   The accompanying notes are an integral part of these financial statements.


                            VISIGENIC SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                    YEARS ENDED MARCH 31,
                                                                ------------------------------
                                                                  1995      1996       1997
                                                                --------- --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss.................................................  $ (4,629) $ (4,379)  $(20,330)
     Adjustments to reconcile net loss to net cash used in
        operating activities--
        Depreciation and amortization.........................       158       310      1,301
        Purchased in process product development..............        --        --     12,364
        Provision  for doubtful accounts......................        --        60         84
        Changes in  assets and liabilities, net of
          acquisition of PostModern and CustomWare--
          Increase in accounts receivable.....................      (472)     (348)    (7,006)
          Increase in prepaid expenses and other current
             assets...........................................      (139)      (82)      (341)
          Increase (decrease) in accounts payable.............        53       610       (218)
          Increase in accrued liabilities.....................       142       440      1,170
          Increase in deferred revenue........................       303       838      1,083
                                                               ---------  --------   --------
             Net cash used in operating activities............    (4,584)   (2,551)   (11,893)
                                                               ---------  --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment for purchase of PostModern and
        CustomWare, net of cash acquired......................        --        --     (1,919)
     Purchases of property and equipment......................      (373)   (1,052)    (2,221)
     Organization costs and other assets......................        (5)      (33)       (28)
                                                               ---------  --------   --------
             Net cash used in investing activities............      (378)   (1,085)    (4,168)
                                                               ---------  --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of convertible notes..............        --        --      2,000
     Net proceeds from issuance of preferred stock............     2,465     5,460      4,000
     Net proceeds from issuance of common stock...............       149        22     27,107
                                                               ---------  --------   --------
             Net cash provided by financing activities........     2,614     5,482     33,107
                                                               ---------  --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS................................................    (2,348)    1,846     17,046
CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD.....................................................     2,901       553      2,399
                                                               ---------  --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................... $     553  $  2,399   $ 19,445
                                                               =========  ========   ========

   The accompanying notes are an integral part of these financial statements.

                            VISIGENIC SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

1.  ORGANIZATION AND OPERATIONS OF THE COMPANY:

     Visigenic Software, Inc. (the "Company") was incorporated on February 12, 1993. The Company operates in a single industry segment and is involved in the design, development and marketing of distributed object and database access software products. Through March 31, 1995 the Company's principal efforts were focused on raising capital, developing its products and applications, establishing marketing and sales channels and recruiting key personnel. During fiscal 1996, the Company emerged from the development stage, however, the Company continues to be subject to the risks associated with companies in a comparable stage of development including, but not limited to, dependence on key personnel; limited operating history and a history of losses; and the need to develop new software products and product enhancements.

     In May 1996, the Company acquired PostModern Computing Technologies Inc. (PostModern) (See Note 3). Prior to the acquisition of PostModern, the Company derived substantially all of its revenue from the licensing of its database access products and fees from related services. Since the acquisition of PostModern, the Company has also derived a significant portion of its revenue from its distributed object products. The Company's database access and distributed object products and services are each expected to continue to account for a significant portion of the Company's revenue for the foreseeable future.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Principles of Consolidation and Functional Currency
   ---------------------------------------------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary after elimination of intercompany transactions and balances. The functional currency of the Company's foreign subsidiary is the U.S. dollar. Foreign exchange gains and losses resulting from the remeasurement of the financial statements for the subsidiary, which are not material, are included in other income in the accompanying consolidated statements of operations.

   Use of Estimates in Preparation of Financial Statements
   -------------------------------------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

   Cash Equivalents and Short-Term Investments
   -------------------------------------------

     The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company's short-term investments are accounted for pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of March 31, 1996 and 1997, the Company's cash and cash equivalents were deposited in checking and money market accounts and certificates of deposit.

   Software Development Costs
   --------------------------

         In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which it has defined as completion of a working model. For the years

                           VISIGENIC SOFTWARE, INC.

ended March 31, 1995, 1996 and 1997, the amount of costs eligible for capitalization, after consideration of factors such as realizable value, were not material and, accordingly, all software development costs have been charged to product development expense in the accompanying consolidated statements of operations.

   Property and Equipment
   ----------------------

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (or over the lease term if it is shorter for leasehold improvements), which range from three to five years. Property and equipment consists of the following (in thousands):

                                                              MARCH 31,
                                                          -----------------
                                                             1996    1997
                                                          --------- -------
     Computer equipment.................................  $ 1,126   $ 2,666
     Furniture and fixtures.............................      320       619
     Purchased software.................................      401       742
     Leasehold improvements.............................       34       142
                                                          -------   -------
                                                            1,881     4,169
     Less--Accumulated depreciation and amortization....     (532)   (1,166)
                                                          -------   -------
          Property and equipment, net...................  $ 1,349   $ 3,003
                                                          =======   =======

   Revenue Recognition and Deferred Revenue
   ----------------------------------------

     The Company's revenue is derived from fixed license fees from licensing its products, royalties from value added resellers (VARs), independent software vendors (ISVs) and distributors, and fees for services related to its products, including software maintenance, development contracts and consulting and training. Certain of the Company's license arrangements with VARs and ISVs provide for sublicense fees payable to the Company based on a percentage of the VAR's or ISV's net revenue. Other license arrangements provide for fixed license fees for the right to make and distribute an unlimited number of copies of the Company's product for a specified period of time. Royalty revenue, other than from prepaid royalties, is recognized when it is reported by the VAR, ISV or distributor. Service revenue is primarily attributable to lower margin maintenance and other revenue, including training revenue and engineering development fees.

     The Company generally recognizes revenue from license and prepaid royalties upon delivery of software products if there are no significant post-delivery obligations, if collection is probable and if the license agreement requires payment within 90 days. If significant post-delivery obligations exist or if a product is subject to customer acceptance, revenue is deferred until no significant obligations remain or acceptance has occurred.

     Maintenance revenue from ongoing customer support and product upgrades is recognized ratably over the term of the applicable maintenance period, which is typically 12 months. If maintenance is included in a license agreement, such amounts are unbundled from the license fee at their fair market value. Consulting and training revenue is generally recognized as services are performed over the term of the agreement. Revenue from engineering development work is generally recognized on a percentage of completion basis. If a transaction includes both license and service elements, license fee revenue is recognized upon shipment of the software, provided services do not include significant customization or modification of the base product and payment terms are not subject to acceptance criteria. In cases where license fee payments are contingent upon the acceptance of services, revenues from both the license and service elements are deferred until the acceptance criteria are met.

     Deferred revenue consists primarily of the unrecognized portion of revenue under maintenance and support contracts (which revenue is deferred and recognized ratably over the term of such contract) and advance payment of software development fees and license fees.

                            VISIGENIC SOFTWARE, INC.

    Significant Customers and Related Parties
    -----------------------------------------

     A relatively small number of customers have accounted for a significant percentage of the Company's total revenue. The following customers accounted for more than 10% of total revenue:


                                    YEAR ENDED
                                     MARCH 31,
                             -----------------------
                             1995     1996      1997
                             -----    -----     ----
     Customer A......         55%       *        *
     Customer B......         20%       *        *
     Customer C......          *       25%       *

--------
*less than 10%

    Export Sales
    ------------

     The Company markets its products in North America and in foreign countries (primarily Europe and Japan) through its sales personnel, VARs, ISVs and distributors. For fiscal 1996 and 1997, export sales, which consist of domestic sales to customers in foreign countries, were 10% and 11%, respectively, of total revenue. For fiscal 1995, export sales were less than 10% of total revenue.

   Concentration of Credit Risk
   ----------------------------

     Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. As of March 31, 1997, approximately 70% of accounts receivable was concentrated with ten customers. The Company generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well established companies. The Company provides reserves for credit losses, which to date have been insignificant.

   Stock-Based Compensation
   ------------------------

     Effective April 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principals Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans.

   Net Loss per Share and Pro Forma Net Loss per Share
   ---------------------------------------------------

       For periods after the Company's initial public offering in August 1996, net loss per share has been computed using the weighted average number of common shares outstanding. Common equivalent shares have not been included as their effect would be antidilutive. For the portion of fiscal 1997 prior to the Company's initial public offering, net loss per share has been computed on a pro forma basis.

         Pro forma net loss per share is computed using the pro forma weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the if converted method) and stock options (using the treasury stock method). Common stock options are excluded from the computation if their effect is antidilutive. Convertible preferred stock outstanding

                            VISIGENIC SOFTWARE, INC.

during the period is included (using the if converted method) in the computation of common equivalent shares even though the effect is antidilutive. Also, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and staff policy, such computations include all common and common equivalent shares issued within the 12 months preceding the Company's initial public offering as if they were outstanding for all periods presented. Historical net loss per share amounts for periods prior to fiscal 1996 have not been presented since such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred upon consummation of the Company's initial public offering.

   New Accounting Standards
   ------------------------

       In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 will become effective for the Company's year ending March 31, 1998. SFAS No. 128 will not have a material impact on the Company's results of operations.

        In February 1997, FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which will be adopted by the Company in the fourth quarter of 1998. SFAS No. 129 requires companies to disclose certain information about their capital structure. SFAS No. 129 will not have a material impact on the Company's financial statement disclosures.


3.  FISCAL 1997 ACQUISITIONS:

     Acquisition of  PostModern
     --------------------------

        In May 1996, the Company completed the acquisition of PostModern, a supplier of distributed object technology. In the acquisition the Company issued 3,099,821 shares of its common stock, valued at $3.00 per share based on an independent appraisal of the Company's common stock, and paid a total of $2.3 million in exchange for all of PostModern's outstanding shares. The Company also incurred acquisition-related costs of approximately $450,000, resulting in a total purchase price of approximately $13.1 million. In addition, the Company made cash payments, subject to one-year vesting and totaling $1.5 million, to certain PostModern employees. The acquisition of PostModern was accounted for as a purchase in the quarter ended June 30, 1996 and, accordingly, the results of PostModern from the date of acquisition forward have been recorded in the Company's consolidated financial statements.

        In connection with the purchase price allocation, the Company received an appraisal of the intangible assets which indicated that approximately $12.0 million of the acquired intangible assets consisted of in process product development which had not reached technological feasibility and, in the opinion of management, had no alternative future use. The acquired in process product development was charged to expense in the Company's 1997 Statement of Operations.

        As a result of the purchase price allocation, the excess of the purchase price over net assets acquired is $1.1 million, which is being amortized on a straight-line basis over a period of two years. Management believes that the unamortized balance is recoverable through future operating results.

                           VISIGENIC SOFTWARE, INC.

        The following unaudited pro forma information shows the results of operations for the two fiscal years ended March 31, 1997 as if the PostModern acquisition had occurred at the beginning of each period presented and at the purchase price established in May 1996. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of each of the respective periods presented or of future operations of the combined companies. The pro forma results for 1997 combine the Company's results for the year ended March 31, 1997 with the results of PostModern for the period from April 1, 1996 through the date of acquisition and includes the $12.0 million write-off discussed above. The following unaudited pro forma results include the straight-line amortization of intangibles over a period of two years.

                                                             YEAR ENDING MARCH 31,
                                                          -------------------------
                                                            1996           1997
                                                          ---------     -----------
                                                          (IN THOUSANDS, EXCEPT PER
                                                              SHARE AMOUNTS)
         Revenue......................................      $ 6,577      $ 17,150
         Net loss.....................................      $(6,337)     $(20,566)
         Net loss per share...........................      $  (.57)     $  (1.65)
         Shares used in per share calculation.........       11,064        12,453

        In connection with the acquisition, the Company also assumed PostModern's outstanding stock options and reserved 361,785 shares of the Company's common stock for issuance upon exercise of such options at an exercise price of $0.24 to $0.60 per share under similar vesting terms. As of March 31,1997, 15,000 options had been exercised, 346,785 are outstanding and 147,061 shares are vested.


      Acquisition of CustomWare
      -------------------------

     In December 1996, the Company completed the acquisition of CustomWare, Inc. ("CustomWare"), a training and consulting firm focused on Java and CORBA technologies. In the acquisition, the Company issued 125,000 shares of its common stock to the shareholder of CustomWare, resulting in a total purchase price of approximately $1.5 million. The acquisition of CustomWare was accounted for as a purchase in the quarter ended December 31, 1996.

     In connection with the purchase price allocation, the Company received an appraisal of the intangible assets which indicated that approximately $350,000 of the acquired intangible assets consisted of in process product development. Because there can be no assurance that the Company will be able to successfully complete the development of the CustomWare products or that the acquired technology has any alternative future use, the acquired in process product development was charged to expense by the Company in its quarter ended December 31, 1996 and accordingly, the results of CustomWare from the date of acquisition forward have been recorded in the Company's consolidated financial statements.

     As a result of the purchase price allocation, the excess of the purchase price over net assets acquired is $700,000, which is being amortized on a straight-line basis over a period of one year. Management believes that the unamortized balance is recoverable through future operating results.

       Comparative pro forma information reflecting the acquisition of CustomWare has not been presented because the operations of CustomWare are not material to the Company's consolidated financial statements.

                            VISIGENIC SOFTWARE, INC.

4.  LINE OF CREDIT:

     The Company has a $3.0 million revolving line of credit agreement (the "Agreement") with a bank, which expires on July 15, 1997. Advances under the Agreement bear interest at the bank's prime lending rate plus 1.0% (9.3% at March 31, 1997), are limited to 80% of eligible accounts receivable and are secured by substantially all of the assets and contractual rights of the Company. The Agreement also contains certain financial restrictions and covenants which require, among other things, that the Company maintain a minimum monthly tangible net worth, and a minimum monthly ratio of debt to equity. In addition, the Agreement prohibits the Company from paying dividends without prior bank consent. As of March 31, 1997, the Company was in compliance with the financial covenants. There were no borrowings outstanding under the Agreement as of March 31, 1997.

 5. COMMITMENTS AND CONTINGENCIES:

     The Company leases its facilities under operating lease agreements expiring through February 2003. Rent expense for all operating leases totaled approximately $192,000, $304,000 and $853,000 for the years ended March 31, 1995, 1996 and 1997, respectively. Minimum future lease payments under all noncancellable operating leases were as follows (in thousands):

YEAR ENDING
MARCH 31,
---------
   1998...................................................  $ 1,017
   1999...................................................    1,049
   2000...................................................    1,073
   2001...................................................      784
   2002...................................................      401
   Thereafter.............................................      105
                                                             ------
                                                             $4,429
                                                             ======

        On April 10, 1997, Western Imaging, Inc. ("Western Imaging") filed a complaint in the U.S. District Court for the Northern District of California against the Company and Corel Corporation ("Corel"), a licensee of the Company, alleging breach of contract, intentional and negligent misrepresentation, copyright infringement, trademark infringement, misappropriation of trade secrets and other related claims.

        The lawsuit claims that in a May 1994 agreement with Western Imaging, the Company sold to Western Imaging all right, title and interest not only to its Lumena product, but also to its Color Tools, Creative License, Oasis and Signature products as well. As a result, Western Imaging asserts that the Company breached the terms of the agreement with Western Imaging when, among other things, it licensed Creative License, Color Tools, Oasis and Signature to Corel. Western Imaging is seeking injunctive relief, unspecified damages, impoundment of the disputed software during the pendency of the litigation, and punitive damages.

        The Company has not sold or marketed the disputed software products since January 1995. The Company does not utilize this technology in any current product offering.

        The Company has agreed to defend Corel pursuant to the terms of its license to Corel. Neither the Company nor Corel has responded to the complaint. The Company is currently investigating the allegations and believes it has meritorious defenses to such claims and intends to defend the litigation vigorously. However, due to the nature of the litigation and because the lawsuit is at an early stage, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. Regardless of the ultimate outcome of the litigation, it could result in significant diversion of time by the Company's technical and managerial personnel. Because the results of the litigation, including any potential settlement, are uncertain, there can be no assurance that they will not have a material adverse effect on the Company's business, operating results and financial condition.

                            VISIGENIC SOFTWARE, INC.

     From time to time the Company is involved in other various disputes which have arisen in the ordinary course of business. Management believes that the ultimate resolution of the disputes will not have a material adverse impact on the Company's financial position or results of operations.

6. CONVERTIBLE PREFERRED STOCK AND CONVERTIBLE NOTES:

     In June 1996, the Company's Board of Directors approved a one-for-two reverse split of its common and preferred stock. All common and preferred share and per share amounts in the accompanying consolidated financial statements have been adjusted retroactively to give effect to this reverse stock split.

     The Company's certificate of incorporation, as amended in May 1996, authorized the issuance of up to 10,000,000 shares of convertible preferred stock, of which the Company had designated 1,606,000 shares as Series A preferred stock, 6,000,000 shares as Series B preferred stock and 1,000,000 shares as Series C preferred stock. In conjunction with the initial public offering of the Company's common stock on August 8, 1996, all outstanding shares of convertible preferred stock automatically converted into common stock upon closing of the offering. The Company amended its certificate of incorporation in August 1996 authorizing the issuance of up to 2,000,000 shares of preferred stock. No preferred shares had been issued as of March 31, 1997.

     Issuance of Series C Convertible Preferred Stock and Convertible Notes
     ----------------------------------------------------------------------

     On May 24, 1996, the Company sold 444,444 shares of its Series C preferred stock at a price of $9.00 per share to three investors, for aggregate proceeds of $4.0 million. Between May 28 and June 7, 1996, the Company issued $2.0 million principal amount of convertible notes to the same three investors, bearing interest at the rate of 8.25% per annum. Upon the closing of the Company's initial public offering on August 8, 1996, the principal amount of each note and all accrued interest automatically converted into shares of the Company's common stock at $7.50 per share, the offering price per share to the public, and the Series C preferred stock automatically converted into shares of the Company's common stock. The Company used a portion of the proceeds from the sale of the Series C preferred stock and the convertible notes to pay amounts due in connection with the acquisition of PostModern. (See Note 3)

7. COMMON STOCK:

     In June 1996, the Company's Board of Directors approved a one-for-two reverse split of its common and preferred stock. All common and preferred share and per share amounts in the accompanying consolidated financial statements have been adjusted retroactively to give effect to this reverse stock split.

     In August 1996, the Company completed the initial public offering of its common stock. The Company sold 2,015,000 shares for net proceeds of approximately $13.2 million. Concurrent with the closing of the initial public offering, 4,119,069 shares of convertible preferred stock were converted into an equivalent number of shares of common stock and $2,000,000 of convertible notes plus accrued interest of $31,526 converted into 270,871 shares of common stock. (see Note 6)

     In February 1997, the Company completed a second public offering of its common stock. The Company sold 1,180,000 shares for net proceeds of approximately $13.3 million.

     Prior to July 1993, the Company issued 232,575 shares of common stock to certain employees and directors of the Company that are subject to certain repurchase rights. These rights of repurchase lapse over a five-year period. As of March 31, 1997, 31,728 shares of common stock are subject to repurchase by the Company at prices ranging from $.08 to $.40 per share.

                            VISIGENIC SOFTWARE, INC.

     Stock Purchase Plans
     --------------------

     In April 1993 and August 1994, the Company adopted Stock Purchase Plans (the "Stock Plans") and authorized the issuance of 952,500 shares thereunder to employees and consultants. Stock purchased under these Stock Plans generally vests ratably over a five-year period. Unvested shares may be repurchased by the Company at the original issuance price in the event of the employee's or consultant's termination.

     As of March 31, 1997, 526,287 shares were issued and outstanding under these Stock Plans at prices ranging from $.20 to $.40 per share, which was the fair market value of the common stock, as determined by the Board of Directors, on the date of grant, of which 193,373 shares were subject to repurchase. As of March 31, 1997, no further shares were available for issuance under the Stock Plans.

      1995 Stock Option Plan
      ----------------------

     In fiscal 1996, the Company established the 1995 Stock Option Plan (the "1995 Plan"). As of March 31, 1997, the Company had reserved 2,500,000 shares of common stock for issuance under the 1995 Plan. In April 1997, the Board of Directors approved an increase in the reserve under the 1995 Plan, subject to stockholder approval, of 1,500,000 shares. Under the 1995 Plan, the Board of Directors may grant incentive and nonqualified stock options to employees, consultants and directors of the Company. The exercise price per share for an incentive stock option cannot be less than the fair market value of the stock on the date of grant. The exercise price per share for nonqualified stock options cannot be less than 85% of the fair market value of the stock on the date of grant. Options generally expire ten years after the date of grant and vest over a period of four years. Option activity under the 1995 Plan was as follows:

                                                                                   OPTIONS OUTSTANDING
                                                                              -----------------------------
                                                                  OPTIONS                 WEIGHTED AVERAGE
                                                                 AVAILABLE      SHARES     EXERCISE PRICE
                                                               ------------   ------------ ----------------
        Authorized.........................................       2,000,000          --           --
        Granted............................................        (820,750)     820,750       $ .40
        Exercised..........................................              --      (54,068)      $ .40
        Canceled...........................................          12,932      (12,932)      $ .40
     Balance at March 31, 1996.............................       1,192,182      753,750       $ .40
        Authorized.........................................         500,000           --          --
        Granted............................................      (1,690,250)   1,690,250       $9.40
        Exercised..........................................              --     (225,611)      $ .48
        Canceled...........................................          77,967      (77,967)      $7.71
     Balance at March 31, 1997.............................          79,899    2,140,422       $7.23

       As of March 31, 1997, all of the outstanding options were immediately exercisable in full on the date of grant subject to repurchase of unvested shares by the Company at cost and at the option of the Company if employment is terminated. As of March 31, 1997, 115,392 shares were subject to repurchase.

   1996 Employee Stock Purchase Plan
   ---------------------------------

     The Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors in June 1996. A total of 450,000 shares of common stock has been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at 85% of the lower of the fair market value of the Company's common stock on the first day or the last day of each six-month offering period. As of March 31, 1997, 60,822 shares had been issued under the Purchase Plan. The weighted average fair value of shares issued in fiscal 1997 was $2.72.

                            VISIGENIC SOFTWARE, INC.

     1996 Outside Director's Stock Option Plan
     -----------------------------------------

     The Company's 1996 Outside Director's Stock Option Plan (the
"Director's Plan") was adopted by the Company's Board of Directors in June 1996. A total of 200,000 shares of common stock has been reserved for issuance under the Director's Plan. The Director's Plan provides for the initial grant of nonstatutory stock options to purchase 15,000 shares of common stock on the earlier of the first annual meeting following the initial public offering of the Company's common stock or the date on which the optionee first becomes a nonemployee director of the Company, and an additional option to purchase 5,000 shares of common stock on the next anniversary to existing and future nonemployee directors of the Company. The exercise price per share of all options granted under the Director's Plan will equal the fair market value of a share of the Company's common stock on the date of grant of the option. No options have been issued under the Director's Plan as of March 31, 1997.

      Stock-Based Compensation
      ------------------------

      The Company accounts for the 1995 Plan, the Purchase Plan and the Director's Plan (the "Plans") under APB Opinion No. 25 and related interpretations, under which no compensation cost has been recognized as the exercise price per share for stock options was equal to the fair market value of the stock on the date of grant and the Purchase Plan qualified as a non compensatory plan under APB Opinion No. 25. Had compensation cost for these Plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been reduced to the following pro forma amounts (in thousands):

                                              YEAR ENDING MARCH 31,
                                           ----------------------------
                                              1996               1997
                                           -----------        ---------
Net loss:                  As reported      $(4,379)          $(20,330)
                           Pro forma        $(4,392)          $(21,633)

Net loss per share:        As reported      $  (.40)          $  (1.63)
                           Pro forma        $  (.40)          $  (1.73)

     The weighted average fair values of options granted during fiscal 1996 and fiscal 1997 were $.09 and $5.70 per share, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1996 and fiscal 1997:

                                    1996              1997
                                    ----              ----
Volatility                             0%               75%
Risk-free interest rate              5.9%              6.8%
Dividend yield                         0%                0%
Expected lives                         4 years           4 years

     The following table summarizes information regarding stock options outstanding under the 1995 Plan at March 31, 1997 (in thousands, except per share and life amounts):


                                Options Outstanding                         Options Vested and Exercisable
                   ---------------------------------------------------   ---------------------------------------
                                      Weighted
                    Number             Average           Weighted           Number Vested           Weighted
Range of           Outstanding        Remaining            Average          and Exercisable          Average
Exercise Prices    at 3/31/97      Contractual Life    Exercise Price         at 3/31/97          Exercise Price
----------------------------------------------------------------------------------------------------------------
$0.40                   508             8.58                $  0.40               138                 $  0.40
$2.00-$6.00             550             9.16                   4.45               104                    4.27
$8.00-$10.50            530             9.55                   9.67                36                    9.18
$11.25-$16.50           552             9.63                  13.94                10                   11.95
----------------------------------------------------------------------------------------------------------------
$0.40-$16.50          2,140             9.24                $  7.23               288                 $  3.30


                            VISIGENIC SOFTWARE, INC.

     Executive Performance Incentive Plan
     ------------------------------------

     The Company's Executive Performance Incentive Plan (the "Incentive Plan") was adopted by the Company's Board of Directors in October 1996. A total of 100,000 shares of common stock has been reserved for issuance under the Incentive Plan. Under the Incentive Plan, the Compensation Committee of the Board of Directors may award performance units to designated executives that will vest and become payable if one or more pre-established performance goals are attained during a specified performance period and the participant remains an employee. As of March 31, 1997, 3,615 shares had been issued under the Incentive Plan.

    Common Stock Reserved for Future Issuance
    -----------------------------------------

    As of March 31, 1997, the Company has reserved 3,252,669 shares of common stock for future issuance under the Plans, the Incentive Plan, and for options assumed from PostModern.

8.  EMPLOYEE BENEFIT PLAN:

    In June 1995, the Company adopted the Visigenic Software, Inc. 401(k) Plan (the "401(k) Plan"), as allowed under Section 401(k) of the Internal Revenue Code, which provides for tax deferred salary deductions for eligible employees of the Company. Employees who are 21 years of age or older are eligible to participate immediately upon the date of hire and may make voluntary contributions of their compensation to the 401(k) Plan. The 401(k) Plan does not provide for Company contributions and the Company is the administrator.

9.  INCOME TAXES:

    The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns based upon enacted tax laws and rates applicable to the periods in which taxes become payable. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset, including the limited operating history of the Company, the lack of profitability to date and the uncertainty over future operating profitability. Components of the net deferred tax asset are as follows (in thousands):

                                                     MARCH 31,
                                                  ----------------
                                                   1996      1997
                                                  ------   -------
     Net operating loss carryforwards.........    $3,398    $5,916
     Cumulative book to tax differences.......       994     1,368
     General business credit carryforwards....       372       981
                                                  ------   -------
                                                   4,764     8,265
     Valuation allowance......................    (4,764)   (8,265)
                                                  -------  -------
               Net deferred tax asset.........    $    --  $    --
                                                  =======  =======

     As of March 31, 1997, the Company had Federal and state net operating loss carryforwards of approximately $17.2 million and $1.4 million, respectively, which expire at various dates through 2012. In addition, as of March 31, 1997, the Company had general business credit carryforwards of approximately $981,000 which expire at various dates through 2012.

        Under current tax law, net operating loss and credit carryforwards available in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

 None

                                    PART III


        Certain information required by Part III is omitted from this report in that the Company intends to file its definitive Proxy Statement pursuant to Regulation 14A (the "definitive Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this Item regarding the Company's directors is incorporated herein by reference from the section entitled "Proposal No. 1 - Election of Directors" of the Company's definitive Proxy Statement. Information regarding the Company's executive officers may be found in Part I of the definitive Proxy Statement in the section entitled "Executive Officers of the Company" and is incorporated by reference herein. Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section of the definitive Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

        Information required by this Item is incorporated herein by reference from the section of the definitive Proxy Statement entitled "Executive Compensation and Other Matters."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item is incorporated herein by reference from the section of the definitive Proxy Statement entitled "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" of the definitive Proxy Statement to be delivered to stockholders with the Company's Annual Report to Stockholders.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a)   The following documents are filed as part of this report:

         1. Financial Statements --- see Index to Consolidated Financial Statements at Item 8 on page 25 of this Report.

         2.    Financial Statement Schedule:

               All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions, are inapplicable or the required information is disclosed elsewhere in the Consolidated Financial Statements.

               The independent accountant's report with respect to the above listed financial statements and financial statement listed in Items 14(a) is filed on page 26 of this Report on Form 10-K.

         3. Exhibits ---The following exhibits are filed as part of, or incorporated by reference into, this Report:



   EXHIBIT
   NUMBER                                DESCRIPTION OF DOCUMENT
-----------                              -----------------------
      3.1      Restated Certificate of Incorporation.(1)
      3.2      Bylaws.(1)
      4.1      Registration Rights Agreement between the Company and certain investors dated March 31,
               1993.(1)
      4.2      Supplemental Registration Rights Agreement between the Company and certain investors dated
               May 10, 1996.(1)
     10.1      Form of Indemnification Agreement for directors and officers.(1)
     10.2      1995 Stock Option Plan and forms of agreements thereunder.(1)
     10.3      1996 Employee Stock Purchase Plan.(1)
     10.4      1996 Outside Directors Stock Option Plan.(1)
     10.5      Non-Compete and Non-Solicitation Agreement between the Company and Jens Christensen dated
               April 28, 1996.(1)
     10.6      Non-Compete and Non-Solicitation Agreement between the Company and Neguine Navab dated
               April 28, 1996.(1)
     10.7      Non-Compete and Non-Solicitation Agreement between the Company and Prasad Mokkapatti dated April 28, 1996.(1)
     10.8      Convertible Note and Series C Preferred Stock Purchase Agreement by and among the Company,
               Cisco Systems, Inc., Netscape Communications Corporation and Platinum technology dated May
               24, 1996.(1)
     10.9      Form of Convertible Promissory Note.(1)
     10.10     Source Code License Agreement, as amended, between the Company and Microsoft Corporation
               ("Microsoft") dated June 20, 1995.(1)
     10.11     Source Code License Agreement between the Company and Microsoft dated
               February 10, 1995.(1)
     10.12     Lease Agreement, as amended, between the Company and San Mateo Office Limited, dated
               March 7, 1993.(2)
     10.13     Lease Agreement, as amended, between the Company and Spieker-Singleton #68 Limited
               Partnership dated September 11, 1996.(2)
     11.1      Statement regarding computation of per share loss.
     23.1      Consent of Independent Auditors.
     24.1      Power of Attorney (see page 43).
     27.1      Financial Data Schedule (available in EDGAR format only).
     -------

   (1) Incorporated by reference herein to the Company's Registration Statement on Form S-1 (File No. 333-06285).

   (2) Incorporated by reference herein to the Company's Registration Statement on Form S-1 (File No. 333-20583).

   (b) Reports on Form 8-K ---No reports on Form 8-K were filed in the fiscal quarter ended March 31, 1997.

   (c) Exhibits: The Company hereby files as part of this Report the exhibits listed in Item 14(a)(3) as set forth above.

   (d)   Financial Statement Schedules

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF ON JUNE 5, 1997 BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                        VISIGENIC SOFTWARE, INC.
                                        (REGISTRANT)



                                   By:  /s/ MARK D. HANSON
                                      ________________________________________
                                                  MARK D. HANSON
                                       PRESIDENT AND CHIEF OPERATING OFFICER

                                POWER OF ATTORNEY

KNOW TO ALL PERSONS BY THESE PRESENTS, THAT EACH PERSON WHOSE SIGNATURE APPEARS BELOW CONSTITUTES AND APPOINTS MARK D. HANSON AND KEVIN C. EICHLER, JOINTLY AND SEVERALLY, HIS ATTORNEY IN FACT, EACH WITH THE FULL POWER OF SUBSTITUTION, FOR SUCH PERSON, IN ANY AND ALL CAPACITIES, TO SIGN ANY AND ALL AMENDMENTS (INCLUDING POST-EFFECTIVE AMENDMENTS) TO THIS REPORT ON FORM 10-K, AND TO FILE THE SAME, WITH ALL EXHIBITS THERETO AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, GRANTING UNTO SAID ATTORNEY-IN-FACT AND AGENT FULL POWER AND AUTHORITY TO DO AND PERFORM EACH AND EVERY ACT AND THING REQUISITE AND NECESSARY TO BE DONE IN CONNECTION THEREWITH, AS FULLY TO ALL INTENTS AND PURPOSES AS HE MIGHT DO OR COULD DO IN PERSON HEREBY RATIFYING AND CONFIRMING ALL THAT EACH OF SAID ATTORNEYS-IN-FACT AND AGENTS, OR HIS SUBSTITUTE, MAY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:



        SIGNATURE                   TITLE                            DATE
        ---------                   -----                            ----


   /s/ ROGER J. SIPPL         Chief Executive Officer and         June 5, 1997
-------------------------      Director (Principal
    ROGER J. SIPPL             Executive Officer)


   /s/ KEVIN C. EICHLER       Vice President--Finance             June 5, 1997
-------------------------      (Principal Financial and
    KEVIN C. EICHLER           Accounting Officer)



    /s/ GILL COGAN            Director                            June 5, 1997
-------------------------
      GILL COGAN


   /s/ CRISTINA MORGAN        Director                            June 5, 1997
-------------------------
    CRISTINA MORGAN

        SIGNATURE                   TITLE                            DATE
        ---------                   -----                            ----


   /s/ MICHAEL MORITZ         Director                            June 5, 1997
-------------------------
      MICHAEL MORITZ


   /s/ J. SIDNEY WEBB         Director                            June 5, 1997
-------------------------
     J. SIDNEY WEBB


     /s/ ERIC YOUNG           Director                            June 5, 1997
-------------------------
        ERIC YOUNG


 /s/ JENS CHRISTENSEN         Director                            June 5, 1997
-------------------------
     JENS CHRISTENSEN