Form 10-Q
period 1997-06-30
VISIGENIC SOFTWARE INC
filed 1997-08-14
CIK 917062

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

                  For quarterly period ended June 30, 1997

                                     OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to_______________ .

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

                               (415) 286-1900
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---
Number of shares of registrant's common stock outstanding as of August 11, 1997: 14,117,154.

================================================================================

                            VISIGENIC SOFTWARE, INC.

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets at June 30, 1997
           and March 31, 1997                                                 3

           Condensed Consolidated Statements of Operations for the
           three months ended June 30, 1997 and 1996                          4

           Condensed Consolidated Statements of Cash Flows for the three
           months ended June 30, 1997 and 1996                                5

           Notes to Condensed Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              8


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 17

Item 2.    Changes in Securities                                             17

Item 3.    Defaults upon Senior Securities                                   17

Item 4.    Submission of Matters to a Vote of Security Holders               17

Item 5.    Other Information                                                 17

Item 6.    Exhibits and Reports on Form 8-K                                  17

           Signatures                                                        18


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            VISIGENIC SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         JUNE 30,   MARCH 31,
                                                           1997       1997
                                                        (UNAUDITED)
                                                        --------------------
CURRENT ASSETS:
    Cash and cash equivalents .......................   $ 17,653    $ 19,445
    Accounts receivable, net ........................      7,845       8,028
    Prepaid compensation ............................        290         696
                                                        --------    --------
              Total current assets ..................     25,788      28,169
                                                        --------    --------

PROPERTY AND EQUIPMENT, NET .........................      3,098       3,003

OTHER ASSETS, NET:
    Excess of purchase price over net assets acquired        771       1,078
    Other ...........................................         83          83
                                                        --------    --------
TOTAL ASSETS ........................................   $ 29,740    $ 32,333
                                                        ========    ========
CURRENT LIABILITIES:
    Accounts payable ................................   $    278    $    684
    Accrued liabilities -
      Payroll and related benefits ..................      1,786       1,406
      Other .........................................        944         923
    Deferred revenue ................................      2,423       2,407
                                                        --------    --------
              Total current liabilities .............      5,431       5,420
                                                        --------    --------
STOCKHOLDERS' EQUITY:
    Common stock ....................................         14          14
    Additional paid-in-capital ......................     58,730      58,691
    Accumulated deficit .............................    (34,435)    (31,792)
                                                        --------    --------
              Total stockholders' equity ............     24,309      26,913
                                                        --------    --------
 TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY .........  $ 29,740    $ 32,333
                                                        ========    ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                            VISIGENIC SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                            1997        1996
                                                                          --------    --------
REVENUE:
     Software licenses ................................................   $  4,351    $  2,505
     Consulting services, maintenance and other .......................      1,209         456
                                                                          --------    --------
               Total revenue ..........................................      5,560       2,961
                                                                          --------    --------
COST OF REVENUE:
      Software licenses ...............................................        409         138
      Consulting services, maintenance and other ......................      1,022         295
                                                                          --------    --------
               Total cost of revenue ..................................      1,431         433
                                                                          --------    --------
GROSS PROFIT ..........................................................      4,129       2,528
                                                                          --------    --------
OPERATING EXPENSES:
     Product development ..............................................      2,841       1,657
     Sales & marketing ................................................      2,863       2,006
     General & administrative .........................................        855         473
     Purchased in process product development .........................         --      12,014
     Amortization of excess of purchase price over net assets acquired         306          43
                                                                          --------    --------
               Total operating expenses ...............................      6,865      16,193
                                                                          --------    --------
               Loss from operations ...................................     (2,736)    (13,665)
                                                                          --------    --------

INTEREST AND OTHER INCOME, NET ........................................        234           6
PROVISION FOR TAXES ...................................................       (141)         --
                                                                          --------    --------
NET LOSS .............................................................    ($ 2,643)   ($13,659)
                                                                          ========    ========

NET LOSS PER SHARE ....................................................   ($  0.19)
                                                                          ========
PRO FORMA NET LOSS PER SHARE ..........................................               ($  1.22)
                                                                                      ========
SHARES USED IN PER SHARE CALCULATION ..................................     14,012      11,234
                                                                          ========    ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                            VISIGENIC SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                                                    THREE MONTHS ENDED
                                                                                         JUNE 30,
                                                                                     1997          1996
                                                                                  ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ..................................................................   ($ 2,643)   ($13,659)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization .........................................        527         164
        Purchased in process product development ..............................         --      12,014
        Provision for allowance for doubtful accounts .........................         --          12
        Changes in assets and liabilities, net of acquisition of PostModern and CustomWare:
           Decrease (increase) in accounts receivable .........................        183      (2,375)
           Decrease (increase) in prepaid expenses and other current assets ...        406      (1,685)
           Increase (decrease) in accounts payable ............................       (406)        472
           Increase in accrued liabilities ....................................        401         183
           Increase in deferred revenue .......................................         16         293
                                                                                  --------    --------
               Net cash used in operating activities ..........................     (1,516)     (4,581)
                                                                                  --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payment for purchase of PostModern, net of cash acquired ..................         --      (2,182)
    Purchases of property and equipment .......................................       (315)       (435)
                                                                                  --------    --------
               Net cash used in investing activities ..........................       (315)     (2,617)
                                                                                  --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on bank line of credit .....................................         --         524
    Proceeds from issuance of convertible notes ...............................         --       2,000
    Net proceeds from issuance of preferred stock .............................         --       4,000
    Net proceeds from issuance of common stock ................................         39         165
                                                                                  --------    --------
               Net cash provided by financing activities ......................         39       6,689
                                                                                  --------    --------

NET DECREASE  IN CASH AND CASH EQUIVALENTS ....................................     (1,792)       (509)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................................     19,445       2,399
                                                                                  ========    ========
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................   $ 17,653    $  1,890
                                                                                  ========    ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

VISIGENIC SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by Visigenic Software, Inc. (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

         The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three-month period ended June 30, 1997. The results for the three-month period ended June 30, 1997 are not necessarily indicative of the results expected for the full fiscal year.


2.       NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

         For periods after the Company's initial public offering in August 1996, net loss per share has been computed using the weighted average number of common shares outstanding. Common equivalent shares have not been included as their effect would be antidilutive. For the three-month period ended June 30,1996, prior to the Company's initial public offering, net loss per share has been computed on a pro forma basis.

         Pro forma net loss per share is computed using the pro forma weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the if converted method) and stock options (using the treasury stock method). Common stock options are excluded from the computation if their effect is antidilutive. Convertible preferred stock outstanding during the period is included (using the if converted method) in the computation of common equivalent shares even though the effect is antidilutive. Also, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and staff policy, such computations for the three-month period ended June 30, 1996, include all common and common equivalent shares issued within the 12 months preceding the Company's initial public offering as if they were outstanding for all periods presented.


3.       CONTINGENCIES

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


4.        LINE OF CREDIT AND EQUIPMENT TERM LOAN

          As of June 30, 1997, the Company had a $3.0 million revolving line of credit agreement (the "Agreement") with a bank, which expired on July 15, 1997. Advances under the Agreement bore interest at the bank's prime lending rate plus 1.0% (8.5% at June 30, 1997), were limited to 80% of eligible accounts receivable and were secured by substantially all of the assets and contractual rights of the Company. The Agreement also contained certain financial restrictions and covenants which required, among other things, that the Company maintain a minimum monthly tangible net worth, and a minimum monthly ratio of debt to equity. In addition, the Agreement prohibited the Company from paying dividends without prior bank consent. As of June 30, 1997, the Company was in compliance with the financial covenants. There were no borrowings outstanding under the Agreement as of June 30, 1997.

         Subsequent to June 30, 1997, the Company entered into a $5.0 million revolving line of credit agreement which expires on July 14, 1998, and a $2.0 million equipment term loan with a draw down period ending April 15, 1998 and equipment borrowings to be amortized over thirty-six months thereafter. Both the line of credit and the equipment term loan are incorporated in a loan agreement (the "Agreement") dated July 15, 1997. Advances under the Agreement bear interest at the bank's prime lending rate. Line of credit advances are limited to 80% of eligible accounts receivable. All advances are secured by substantially all of the assets and contractual rights of the Company. The Agreement also contains certain financial restrictions and covenants which require, among other things, for the line of credit, that the Company maintain a minimum monthly tangible net worth and a minimum quick ratio; and for the equipment term loan, a minimum liquidity ratio or debt service coverage.

5.        NEW ACCOUNTING STANDARDS

          In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 will become effective for the Company's year ending March 31, 1998. SFAS No. 128 will not have a material impact on the Company's historical reported results of operations, as the Company has reported operating losses to date.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this discussion contains forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Due to risks and uncertainties, the Company's actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in Factors That May Affect Future
                                                 ------------------------------
Results.
-------

The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.


OVERVIEW

     The Company commenced operations in February 1993 and was engaged principally in product and market research and product development until the launch of its initial products in November 1994. The Company first recognized material revenue in the fourth quarter of fiscal 1995. The Company shipped version 1.0 of the VisiODBC Software Development Kit ("SDK") and the VisiODBC Drivers in November 1994, version 1.0 of its VisiChannel product in March 1996 and version 2.0 of its VisiODBC product line in June 1996. In May 1996, the Company acquired PostModern Computing Technologies Inc. ("PostModern"), a supplier of distributed object technology, and began selling VisiBroker for C++ and VisiBroker for Java, distributed object products based on technology acquired from PostModern.

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

     The Company licenses its products to VARs and ISVs, who include the Company's products in their own products, and to end users, who deploy the Company's products in their own computing environments. A substantial portion of the Company's license revenue to date is attributable to licenses to VARs and ISVs. A relatively small number of VAR and ISV customers have accounted for a significant percentage of the Company's license revenue. Licenses to end users have been increasing and for the first three months of fiscal 1998 accounted for approximately 28% of the Company's total revenue. The Company's sales generally reflect a relatively high amount of revenue per order. For fiscal 1997, licenses to the Company's ten largest customers accounted for approximately 55% of the Company's total revenue. For the first three months of fiscal 1998, licenses to the Company's ten largest customers accounted for approximately 51% of the Company's total revenue.

     The Company markets its products in North America through its direct sales and telesales organizations and through VARs and ISVs. Throughout the rest of the world, the Company markets its products through distributors, VARs and ISVs. International revenue accounted for approximately 11% of total revenue for fiscal 1997 and 16% of total revenue for the first three months of fiscal 1998.

RESULTS OF OPERATIONS

                                                     THREE MONTHS ENDED
                                                          JUNE 30,
                                                     1997      1996   % CHANGE
                                               --------------------------------
REVENUE: (IN THOUSANDS)
     SOFTWARE LICENSES                             $4,351    $2,505        74%
     Percentage of revenue                             78%       85%
     CONSULTING SERVICES, MAINTENANCE
     AND OTHER                                      1,209       456       165%
     Percentage of revenue                             22%       15%
                                               --------------------------------
                         TOTAL REVENUE             $5,560    $2,961        88%
                                               --------------------------------

REVENUE

     Revenue for the first quarter of fiscal 1998 was $5.6 million, representing an 88% increase over revenue of $3.0 million recorded during the comparable period of fiscal 1997.

     Revenue from software licenses for the first quarter of fiscal 1998 was $4.4 million, representing a 74% increase over software license revenue of $2.5 million during the comparable period of fiscal 1997. The revenue increase was primarily due to an increased volume of licensing of distributed object products. License revenue for the first quarter of fiscal 1998 was adversely impacted by a one-time charge of $753,000 for certain client-side ODBC driver products and a discontinued version of VisiChannel based on SmartSocketsTM middleware, which PLATINUM technology, Inc. returned during the quarter. PLATINUM technology remains a customer of the Company's distributed object technology and a stockholder of the Company.

     The decrease in license revenue as a percentage of total revenue is due to the growth in training, consulting and development activities and the one-time charge of $753,000 against license revenue discussed above.

      Consulting, maintenance and other revenue increased 165% in the first quarter of fiscal 1998 over the comparable period of the prior year and accounted for 22% and 15% of total revenue for the first quarter of fiscal 1998 and 1997, respectively. The increase in consulting, maintenance and other revenue was primarily due to the growth in training, consulting and development activities as well as increased licensing of products to customers under agreements with a maintenance component and increased maintenance renewals due to the increase in the Company's installed base.

                                                THREE MONTHS ENDED
                                                     JUNE 30,
                                                1997       1996  % CHANGE
                                         ---------------------------------
COST OF REVENUE: (IN THOUSANDS)
     SOFTWARE LICENSES                          $409       $138      196%
     Percentage of revenue                         8%         5%
     CONSULTING SERVICES, MAINTENANCE
     AND OTHER                                 1,022        295      246%
     Percentage of revenue                        18%        10%
                                         ---------------------------------
                  TOTAL COST OF REVENUE       $1,431       $433      230%
                  Percentage of revenue           26%        15%

COST OF REVENUE

      Cost of software license revenue includes product packaging, documentation, production and shipping costs as well as fees to third-party vendors. Cost of software license revenue increased from $138,000 in the first quarter of fiscal 1997 to $409,000 in the first quarter of fiscal 1998. The increase resulted from increased volume of licensing of the Company's products and increased use of products from third parties for inclusion in the Company's product line.

      Cost of consulting, maintenance and other revenue consists primarily of personnel and personnel-related overhead allocation, facility and systems costs incurred in providing consulting, training, customer support and engineering development services. Cost of consulting, maintenance and other revenue increased from $295,000 in the first quarter of fiscal 1997 to $1,022,000 in the first quarter of fiscal 1998. This increase reflects the effect of fixed costs resulting from the Company's investment in a larger professional services organization. The Company intends to continue investing resources in its professional services organization.



OPERATING EXPENSES

                                                             THREE MONTHS ENDED
                                                                    JUNE 30,
                                                             1997    1996   % CHANGE
                                                         ----------------------------
OPERATING EXPENSES: (IN THOUSANDS)
     PRODUCT DEVELOPMENT                                   $2,841   1,657        71%
     Percentage of revenue                                     51%     56%
     SALES & MARKETING                                      2,863   2,006        43%
     Percentage of revenue                                     51%     68%
     GENERAL & ADMINISTRATIVE                                 855     473        81%
     Percentage of revenue                                     15%     16%
     PURCHASED IN PROCESS PRODUCT DEVELOPMENT                   -  12,014         -
     Percentage of revenue                                      -     406%
     AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER NET
       ASSETS ACQUIRED                                        306      43       612%
     Percentage of revenue                                      6%      1%
                                                         ----------------------------
             TOTAL OPERATING EXPENSES                      $6,865 $16,193      (58%)
             PERCENTAGE OF REVENUE                            123%    547%

     Product Development. Product development expenses include expenses
     -------------------
associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, personnel-related overhead allocation, benefits, consulting costs, the cost of technology licensed from other software companies and the cost of software development tools. Product development expenses increased by 71% from $1.7 million in the first quarter of fiscal 1997 to $2.8 million in the first quarter of fiscal 1998. The increase in the dollar amount of product development expenses was primarily attributable to costs of additional personnel and full-time contractors in the Company's product development operations and, to a lesser extent, the licensing of existing technology from third parties which has been or will be incorporated into the Company's products. The Company anticipates that it will continue to devote substantial resources to product development, including acquiring or licensing technology from others, in order to introduce new products, enhance existing products or accelerate its time to market.

     In accordance with Statement of Financial Accounting Standards No. 86, the Company has charged all software development costs to product development expense as incurred because expenditures which were eligible for capitalization were insignificant.

     Sales and Marketing. Sales and marketing expenses consist primarily of
     -------------------
salaries, commissions and bonuses earned by sales and marketing personnel, personnel-related overhead allocation, field office rent and related expenses, travel and entertainment, advertising and promotional expenses. Sales and marketing expenses increased by 43% from $2.0 million in the first quarter of fiscal 1997 to $2.9 million in the first quarter of fiscal 1998. The increase in sales and marketing expenditures reflects primarily the hiring of additional sales and marketing personnel, costs associated with expanded advertising and promotional activities, increased sales commissions and increased costs associated with field sales offices. The Company plans to hire a substantial number of sales and sales support personnel in fiscal 1998. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amounts as the Company continues to expand its sales and marketing efforts domestically and internationally, establishes additional sales offices and increases advertising and promotional activities.

     General and Administrative. General and administrative expenses consist
     --------------------------
primarily of salaries and occupancy costs for administrative, executive and finance personnel and personnel related overhead allocation. General and administrative expenses increased by 81% from $473,000 in the first quarter of fiscal 1997 to $855,000 in the first quarter of fiscal 1998. The increase in the absolute dollar amounts of general and administrative expenses were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations and expenses associated with being a public company. The Company believes that the absolute dollar amount of its general and administrative expenses will continue to increase as a result of the anticipated expansion of the Company's administrative staff to support growing operations.

     Purchased In Process Product Development and Amortization. In May 1996, the
     ---------------------------------------------------------
Company completed the acquisition of PostModern which was accounted for as a purchase in the quarter ended June 30, 1996. In December 1996, the Company completed the acquisition of CustomWare, Inc. ("CustomWare") which was accounted for as a purchase in the quarter ended December 31, 1996. In connection with the acquisition of PostModern, the Company recorded a write-off in the quarter ended June 30, 1996 of approximately $12.0 million related to in process product development which had not reached technological feasibility and, in the opinion of management, had no alternative future use. The remaining excess of purchase price over net assets acquired of approximately $1.1 million will be amortized over two years. In connection with the acquisition of CustomWare, the Company recorded a write-off in the quarter ended December 31, 1996 of approximately $350,000 related to in process product development which had not reached technological feasibility and, in the opinion of management, had no alternative future use. The remaining excess of purchase price over net assets acquired of approximately $700,000 will be amortized over one year.

INTEREST AND OTHER INCOME, NET

     Interest and other income, net, is comprised primarily of interest income earned on the Company's cash and cash equivalents. The increase in interest and other income, net, from the first quarter of fiscal 1997 to the first quarter of fiscal 1998 was primarily due to income derived from the short-term investments of the proceeds from the Company's initial public offering completed August 8, 1996, and the Company's second public offering completed February 12, 1997.

PROVISION FOR TAXES

     Provision for taxes consists of foreign withholding taxes on sales to Japanese customers.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of liquidity include cash and cash equivalents of $17.7 million, a $5.0 million revolving line of credit which expires on July 14, 1998, and a $2.0 million equipment term loan with a draw down period ending April 15, 1998 with equipment borrowings to be amortized over thirty-six months thereafter. Advances under the revolving line of credit and term loan bear interest at the bank's prime lending rate (8.5% at June 30, 1997). Line of credit advances are limited to 80% of eligible accounts receivable. All advances are secured by substantially all of the assets and contractual rights of the Company. Both the line of credit and the equipment term loan contain certain financial restrictions and covenants when borrowings are outstanding. As of June 30, 1997, the Company was in compliance with these financial restrictions and covenants. There were no borrowings outstanding under the line of credit or equipment term loan as of June 30, 1997. See Note 4 of Notes to Condensed Consolidated Financial Statements.

      Deferred revenue consists primarily of the unrecognized portion of revenue under maintenance and support contracts (which revenue is deferred and recognized ratably over the term of such contracts) and advance payment of software development fees and software license fees. Capital expenditures were primarily for computers, furniture and equipment. The Company expects that its capital expenditures will increase as the Company's employee base grows. As of June 30, 1997, the Company did not have any material commitments for capital expenditures.

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


FACTORS THAT MAY AFFECT FUTURE RESULTS:

     The Company operates in a rapidly changing environment that involves numerous risks, a number of which are beyond the Company's control. The following discussion highlights some of those risks. A comprehensive summary of the risks can be found in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

     Limited Operating History and History of Losses. The Company was
     -----------------------------------------------
incorporated in 1993 and commenced shipment of its initial products in November 1994. In May 1996, the Company acquired PostModern. PostModern was founded in 1991, commenced shipment of its initial products in 1992 and had very limited product sales prior to the acquisition. In December 1996, the Company acquired Customware. CustomWare was founded in 1994 and had very limited operations prior to the acquisition. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its future operating results can be based.

     Since inception, the Company has incurred significant losses and negative cash flow. At June 30, 1997, the Company had cumulative operating losses of $34.4 million, with net losses of $2.5 million, $4.6 million, $4.4 million , $20.3 million, and $2.6 million for fiscal 1994, fiscal 1995, fiscal 1996, fiscal 1997, and the three-months ended June, 30, 1997, respectively. A substantial portion of the accumulated deficit is due to the significant commitment of resources to the Company's product development and sales and marketing activities and the write-off of approximately $12.0 million of in process product development in the quarter ended June 30, 1996 in connection with the acquisition of PostModern. The Company expects to continue to devote substantial resources in these areas and as a result will need to generate significant revenue in order to achieve profitability. The Company currently anticipates that it will operate at a loss through at least the end of 1997. The Company experienced substantial growth in revenue in fiscal 1997 and the first three months of fiscal 1998. The Company expects that prior growth rates of the Company's software product revenue will not be sustainable in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     The Company's revenue and results of operations are difficult to forecast and could be adversely affected by many factors including, among others, the size, timing and terms of individual license transactions, the relatively long sales and implementation cycles for the Company's products; the delay or deferral of customer implementations; changes in the Company's operating expenses; the ability of the Company to develop and market new products and control costs; market acceptance of new products; timing of introduction or enhancement of products by the Company or its competitors; the level of product and price competition; the ability of the Company to expand its direct sales and telesales forces, its indirect distribution channels and its customer support capabilities; activities of and acquisitions by competitors; changes in database access and distributed object software, database technology and industry standards; changes in the mix of products and services sold; changes in the mix of channels through which products and services are sold; levels of international sales; personnel changes and difficulties in attracting and retaining qualified sales, marketing and technical personnel; changes in customers' budgeting cycles; foreign currency exchange rates; quality control of products sold; and general economic conditions. In particular, the ability of the Company to achieve revenue growth in the future will depend on its success in adding a substantial number of sales and sales support personnel in fiscal 1998. Competition for such personnel is intense and there can be no assurance the Company will be able to attract and retain these personnel.

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

     Dependence on Emerging Markets and Evolving Standards; Acceptance of the
     ------------------------------------------------------------------------
Company's Products. The Company's future financial performance will depend on
------------------
the growth in demand for distributed computing software products. This market is new and emerging, rapidly evolving, and characterized by an increasing number of market entrants and will be subject to frequent and continuing changes in customers' preferences and technology. As is typical in new and evolving markets, demand and market acceptance for products are subject to a high level of uncertainty.

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

     Reliance on VARs and ISVs. A significant element of the Company's strategy
     -------------------------
is to embed its technology in products offered by the Company's VAR and ISV customers, such as Borland, Cisco, Compuware, Healtheon, Hewlett-Packard, Microsoft, Netscape, Oracle and Platinum technology. A relatively small number of VAR and ISV customers have accounted for a significant percentage of the Company's revenue. In fiscal 1997, ten VAR and ISV customers accounted for approximately 55% of the Company's revenue, while in the three months ended June 30, 1997, ten VAR and ISV customers accounted for approximately 46% of the Company's revenue. The Company intends to seek similar distribution arrangements with other VARs and ISVs to embed the Company's technology in their products and expects that these arrangements will account for a significant portion of the Company's revenue in future periods. If the Company is unsuccessful in securing license agreements with additional VARs and ISVs on commercially reasonable terms or at all, or if the Company's VAR and ISV customers are unsuccessful in selling their products, this would have a material adverse effect on the Company's business, results of operations and financial condition.

     Product Concentration. Prior to the acquisition of PostModern in May 1996,
     ---------------------
the Company derived substantially all of its revenue from the licensing of its database access products, particularly its Open Database Connectivity ("ODBC") product line, and fees from related services. Since the acquisition of PostModern, the Company has also derived a significant portion of its revenue from its distributed object products. The Company's distributed computing products and services are expected to continue to account for a significant portion of the Company's revenue for the foreseeable future. As a result, a reduction in demand or increase in competition for these products, or a decline in sales of such products, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

     Dependence on Key Personnel. The Company's future performance depends to a
     ---------------------------
significant extent upon the continued service of its key technical, development, sales and marketing and management personnel. The loss of the services of any of these individuals would have a material adverse effect on the Company. The Company's future success also depends on its continuing ability to attract, train and retain highly qualified technical, sales and marketing and managerial personnel.

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

     Intense Competition. The Company's products are targeted at the emerging
     -------------------
market for standards-based distributed computing software. The market for the Company's products are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company believes that the principal competitive factors in these markets are product quality, performance and price, vendor and product reputation, product architecture and quality of support.

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

     International Sales. The Company's export sales accounted for approximately
     -------------------
10%, 11% and 16% of the Company's total revenue in fiscal 1996, fiscal 1997, and the first three months of fiscal 1998, respectively. The Company had no material export sales in fiscal 1995. The Company has increased its emphasis on export sales. Revenue derived from export sales may account for a growing percentage of the Company's revenue in future periods, although there can be no assurance that the Company will achieve significant penetration in any international market. Through the first quarter of fiscal 1998, the Company had only one international sales office, which is located in Paris, France. In July 1997, the Company terminated its distribution agreement with Valtech-iO, a European consultancy and software distributor. The Company has granted exclusive distribution rights in Japan for the Japanese versions of its ODBC products to ASCII Something Good Corporation ("ASCII"), a Japanese software distributor. The Company may not terminate these exclusive rights unless ASCII fails to meet certain minimum annual sales objectives commencing in fiscal year 1998 or otherwise breaches the agreement. There can be no assurance that ASCII will be successful selling the Company's products. The Company believes that its continued growth will require expansion of its international operations and export sales. To successfully expand export sales, the Company must establish additional foreign sales offices, hire additional personnel and recruit additional international distributors and resellers. To the extent the Company is unable to do so in a timely manner, the Company's growth in export sales, if any, will be limited, and the Company's business, results of operations and financial condition could be materially adversely affected.


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

     Dependence on Company and Third Party Proprietary Technology. The Company's
     ------------------------------------------------------------
success is dependent in part upon its proprietary technology. While the Company relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights, the Company believes that factors such as the technical and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable products and product support are more essential to establishing and maintaining a technology leadership position, particularly because the Company is supplying standards-based products. The Company seeks to protect its software, published data, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has granted limited access to its source code to third parties under confidentiality obligations. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary.

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

     Possible Volatility of Stock. The market price of the Company's Common
     ----------------------------
Stock has been, and is likely to continue to be, volatile. Factors such as new product announcements or changes in product pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements of technical innovations, announcements relating to strategic relationships or acquisitions, changes in earnings estimates by analysts and general conditions in the software development tools market, among other factors, may have a significant impact on the market price of the Company's Common Stock. Should the Company fail to introduce products on the schedule expected, the Company's stock price could be adversely affected. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.



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

                           27.1 Financial Data Schedule (EDGAR version only)

         b. No reports on Form 8-K were filed during the quarter to which this report relates.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Visigenic Software, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            VISIGENIC SOFTWARE, INC.




Dated:  August 11, 1997               By: /s/ Kevin C. Eichler
                                         _____________________________
                                      KEVIN C. EICHLER
                                      Vice President, Finance, Chief
                                      Financial Officer, Treasurer and Secretary