Form 10-Q
period 1997-09-30
VISIGENIC SOFTWARE INC
filed 1997-11-14
CIK 917062

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

                 For quarterly period ended September 30, 1997

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

                                 (415) 286-1900
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X    NO
                                          --        --

Number of shares of registrant's common stock outstanding as of October 31, 1997: 14,517,530

================================================================================

                            VISIGENIC SOFTWARE, INC.

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.          Financial Statements:

                 Condensed Consolidated Balance Sheets at September 30,
                 1997 and March 31, 1997                                      3

                 Condensed Consolidated Statements of Operations for the
                 three months and six months ended September 30, 1997 and
                 September 30, 1996                                           4

                 Condensed Consolidated Statements of Cash Flows for the
                 six months ended September 30, 1997 and September 30, 1996   5

                 Notes to Condensed Consolidated Financial Statements         6

Item 2           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          9

PART II.    OTHER INFORMATION

Item 1           Legal Proceedings                                           17

Item 2           Changes in Securities                                       18

Item 3           Defaults upon Senior Securities                             18

Item 4           Submission of Matters to a Vote of Security Holders         18

Item 5           Other Information                                           18

Item 6           Exhibits and Reports on Form 8-K                            19

                 Signatures                                                  19

PART I. FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS


                            VISIGENIC SOFTWARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            SEPTEMBER 30,           MARCH 31,
                                                                                 1997                 1997
                                                                             (UNAUDITED)
                                                                       ------------------------------------------
CURRENT ASSETS:
    Cash and cash equivalents                                                  $ 17,971            $ 19,679
    Accounts receivable, net                                                      5,664               8,324
    Prepaid compensation                                                            496                 709
                                                                 ------------------------------------------
              Total current assets                                               24,131              28,712
                                                                 ------------------------------------------

PROPERTY AND EQUIPMENT, NET                                                      3,207                3,143

OTHER ASSETS, NET:
    Excess of purchase price over net assets acquired                              465                1,078
    Other                                                                          106                  110
                                                                 ------------------------------------------
TOTAL ASSETS                                                                  $ 27,909             $ 33,043
                                                                 ==========================================

CURRENT LIABILITIES:
    Accounts payable                                                          $    651             $    846
    Accrued liabilities -
              Payroll and related benefits                                       1,754                1,458
              Other                                                              1,455                1,222
    Deferred revenue                                                             2,604                2,519
                                                                 ------------------------------------------
           Total current liabilities                                             6,464                6,045
                                                                 ------------------------------------------

STOCKHOLDERS' EQUITY:
    Common stock                                                                   14                   14
    Additional paid-in-capital                                                 59,286               58,723
    Accumulated deficit                                                       (37,838)             (31,742)
 Accumulated translation adjustment                                               (17)                   3
                                                                ------------------------------------------
              Total stockholders' equity                                       21,445               26,998
                                                                ------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 27,909             $ 33,043
                                                                ==========================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            VISIGENIC SOFTWARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                           THREE MONTHS                   SIX MONTHS
                                                                              ENDED                         ENDED
                                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                                          1997         1996             1997         1996
                                                                     -------------------------     -------------------------
REVENUE:
     Software licenses                                                  $  3,674      $  3,455         $  8,086    $   6,166
     Consulting services, maintenance and other                            1,890           951            3,688        1,644
                                                                     -------------------------     -------------------------
               Total revenue                                               5,564         4,406           11,774        7,810
                                                                     -------------------------     -------------------------

COST OF REVENUE:
      Software licenses                                                      600           270            1,030          531
      Consulting services, maintenance and other                           1,460           633            2,777        1,133
                                                                     -------------------------     -------------------------
               Total cost of revenue                                       2,060           903            3,807        1,664
                                                                     -------------------------     -------------------------
GROSS PROFIT                                                               3,504         3,503            7,967        6,146
                                                                     -------------------------     -------------------------

OPERATING EXPENSES:
     Product development                                                   2,541         2,481            5,382        4,138
     Sales & marketing                                                     3,051         2,511            6,163        4,607
     General & administrative                                              1,349           656            2,252        1,163
     Purchased in process product development                                  -             -                -       12,014
     Amortization of excess of  purchase price over net assets
      acquired                                                               306           129              612          172
                                                                     -------------------------     -------------------------
               Total operating expenses                                    7,247         5,777           14,409       22,094
               Loss from operations                                       (3,743)       (2,274)          (6,442)     (15,948)
                                                                     -------------------------     -------------------------

INTEREST AND OTHER INCOME, NET                                               197            42              431           48
PROVISION FOR TAXES                                                          (70)          (39)            (211)         (39)
                                                                     -------------------------     -------------------------
NET LOSS                                                                 ($3,616)      ($2,271)         ($6,222)    ($15,939)
                                                                     =========================     =========================

NET LOSS PER SHARE                                                        ($0.25)                        ($0.43)
                                                                     ===========                   ============
PRO FORMA NET LOSS PER SHARE                                                            ($0.18)                       ($1.30)
                                                                                ==============                 =============
SHARES USED IN PER SHARE CALCULATION                                      14,457        12,919           14,411       12,254
                                                                     =========================     =========================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            VISIGENIC SOFTWARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                  SIX MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                               1997               1996
                                                                                           ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                               ($  6,222)           ($15,939)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                            1,094                 502
                    Purchased in process product development                                       -              12,014
                    Provision for allowance of doubtful accounts                                 250                  37
                    Adjustment to conform year-end of pooled company                             126                   -
                    Changes in assets and liabilities, net of acquisition of PostModern and CustomWare:
                        Decrease (increase) in accounts receivable                             2,390              (1,611)
                        Decrease (increase) in prepaid expenses and other current assets         213              (1,269)
                        Increase (decrease) in accounts payable                                 (195)                188
                        Increase in accrued liabilities                                          529               1,064
                        Increase in deferred revenue                                              85                  57
                            Net cash used in operating activities                             (1,730)             (4,957)
                                                                                      --------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payment for purchase of PostModern, net of cash acquired                                      -               (2,182)
    Purchases of property and equipment                                                         (545)             (1,074)
    Organizational costs and other assets                                                          4                 (31)
                                                                                      --------------    ----------------
                            Net cash used in investing activities                               (541)             (3,287)
                                                                                      --------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from convertible notes                                                                -               2,000
    Net proceeds from preferred stock                                                              -               4,000
    Net proceeds from issuance of common stock                                                   563              13,458
                                                                                      --------------    ----------------
                            Net cash provided by financing activities                            563              19,458
                                                                                      --------------    ----------------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                         (1,708)             11,214

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                19,679               2,433

                                                                                      --------------    ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $  17,971           $  13,647
                                                                                      ==============    ================




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

    The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the six-month period ended September 30, 1997. The results for the six-month period ended September 30, 1997 are not necessarily indicative of the results expected for the full fiscal year.


2.  BUSINESS COMBINATION

    On September 5, 1997 the Company merged with Interactive Objects Software GmbH ("iO"), a leading German consulting company that specializes in distributed object computing, which resulted in iO becoming a wholly-owned subsidiary of the Company. In connection therewith, the Company issued 353,767 shares of the Company's common stock.

    The merger was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements for all periods presented have been restated to include the financial statements of iO. iO's year end was December
31. In accordance with Securities and Exchange Commission rules and regulations, iO's year end of December 31, 1996 was combined with the consolidated financial statements of the Company for the year ended March 31, 1997. iO's financial statements for the years ended December 31, 1994 and December 31, 1995 were combined with the Company's financial statements for the years ended March 31, 1995 and March 31, 1996, respectively.

    The net revenue and net income of iO for the quarter ended March 31, 1997 of $951,000 and $126,000, respectively, have been excluded from the Condensed Consolidated Statement of Operations for the six month period ended September 30, 1997 as a result of the combination referred to above. Adjustments to account for the exclusion of the income have been made to retained earnings in fiscal 1998.

    Net revenue and net income of the separate companies for the periods preceding the merger were (in thousands):

                                                       VISIGENIC       INTERACTIVE OBJECTS
                                                    SOFTWARE, INC.       SOFTWARE GMBH           COMBINED
                                                  -----------------    -------------------       --------
SIX MONTHS ENDED SEPTEMBER 30, 1997:
        TOTAL REVENUE                                 $ 10,297               $1,477              $ 11,774
        NET INCOME (LOSS)                               (6,400)                 178                (6,222)

SIX MONTHS ENDED SEPTEMBER 30, 1996:
        TOTAL REVENUE                                    6,783                1,027                 7,810
        NET INCOME (LOSS)                              (15,962)                  23               (15,939)

    Costs associated with the merger have been expensed in the quarter ended September 30, 1997. The expenses associated with the merger were approximately $300,000.

3.  NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

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


4.  CONTINGENCIES

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

    The Company has agreed to defend Corel pursuant to the terms of its license to Corel. The Company and Corel have filed an answer to the complaint denying Western Imaging's allegations. The Company is currently investigating the allegations and believes it has meritorious defenses to such claims and intends to defend the litigation vigorously. However, due to the nature of the litigation and because the lawsuit is at an early stage, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. Regardless of the ultimate outcome of the litigation, it could result in significant diversion of time by the Company's technical and managerial personnel. Because the results of the litigation, including any potential settlement, are uncertain, there can be no assurance that they will not have a material adverse effect on the Company's business, operating results and financial condition.


5.  LINE OF CREDIT AND EQUIPMENT TERM LOAN


    The Company has a $5.0 million revolving line of credit agreement which expires on July 14, 1998, and a $2.0 million equipment term loan with a draw down period ending April 15, 1998 and equipment borrowings to be amortized over thirty-six months thereafter. Both the line of credit and the equipment term loan are incorporated in a loan agreement (the "Agreement") dated July 15, 1997. Advances under the Agreement bear interest at the bank's prime lending rate. Line of credit advances are limited to 80% of eligible accounts receivable. All advances are secured by substantially all of the assets and contractual rights of the Company. The Agreement also contains certain financial restrictions and covenants which require, among other things, for the line of credit, that the Company maintain a minimum monthly tangible net worth and a minimum quick ratio; and for the equipment term loan, a minimum liquidity ratio or debt service coverage. There were no borrowings outstanding under the Agreement as of September 30, 1997.

6.  NEW ACCOUNTING STANDARDS

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



OVERVIEW

  The Company commenced operations in February 1993 and was engaged principally in product and market research and product development until the launch of its initial products in November 1994. The Company first recognized material revenue in the fourth quarter of fiscal 1995. The Company shipped version 1.0 of the VisiODBC Software Development Kit ("SDK") and the VisiODBC Drivers in November 1994, version 1.0 of its VisiChannel for ODBC product in March 1996 and version 2.0 of its VisiODBC product line in June 1996. In May 1996, the Company acquired PostModern Computing Technologies Inc. ("PostModern"), a supplier of distributed object technology, and began selling VisiBroker for C++ and VisiBroker for Java, distributed object products based on technology acquired from PostModern. On September 5, 1997 the Company merged with Interactive Objects Software GmbH ("iO"), a leading German consulting company that specializes in distributed object computing, which resulted in iO becoming a wholly-owned subsidiary of the Company. See Note 2 of Notes to Condensed Consolidated Financial Statements. On October 21, 1997 the Company announced that in order to focus its efforts on the increasing demand for its ORB technology, the Company would not be further enhancing its ODBC data access products, which include VisiODBC SDKs, VisiODBC Drivers and VisiChannel for ODBC.

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

  The Company licenses its products to VARs and ISVs, who include the Company's products in their own products, and to end users, who deploy the Company's products in their own computing environments. A substantial portion of the Company's license revenue to date is attributable to licenses to VARs and ISVs. A relatively small number of VAR and ISV customers have accounted for a
significant percentage of the Company's license revenue.   Licenses to end users
have been increasing and for the first six months of fiscal 1998 accounted for approximately 36% of the Company's total license revenue. The Company's VAR and ISV sales have generally reflected a relatively high amount of revenue per order. For fiscal 1997, licenses to the Company's ten largest customers accounted for approximately 55% of the Company's total revenue. However, as the Company's end user base grows, the number of orders has increased and the amount
of revenue per order has significantly decreased.   For the first six months of
fiscal 1998, licenses to the Company's ten largest customers accounted for approximately 34% of the Company's total revenue.

  The Company markets its products in North America through its direct sales and telesales organizations and through VARs and ISVs. Throughout the rest of the world, the Company markets its products through distributors, VARs, ISVs and direct sales in western Europe. In September 1997, the Company acquired Interactive Objects Software GmbH ("iO"), a leading German consulting company that specializes in distributed object computing. See Note 2 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS


REVENUE

   Revenue for the second quarter of fiscal 1998 was $5.6 million, representing a 26% increase over revenue of $4.4 million recorded during the comparable period of fiscal 1997. For the six months ended September 30, 1997, Visigenic's revenue grew 51% to $11.8 million from $7.8 million reported for the comparable period of the prior fiscal year.

   Revenue from software licenses increased during the three and six month periods ended September 30, 1997 over the comparable periods of fiscal 1997 primarily due to an increased volume of licensing of the Company's products, resulting from the expansion of the Company's direct sales and telesales organizations. However the average transaction size declined from the second quarter of fiscal 1997 to the same period in fiscal 1998 and from the first half of fiscal 1997 to the same period in fiscal 1998, mainly due to the transition of the Company's sales and marketing strategy to grow the end-user business. License revenue for the first quarter of fiscal 1998 was adversely impacted by a one-time charge of $753,000 for certain client-side ODBC driver products and a discontinued version of VisiChannel based on SmartSockets/TM/ middleware, which PLATINUM technology, Inc. returned during the quarter. PLATINUM technology remains a customer of the Company's distributed object technology and a stockholder of the Company. On October 21, 1997 the Company announced that in order to focus its efforts on the increasing demand for it's ORB technology, the Company would not be further enhancing its ODBC data access products, which include VisiODBC SDKs, VisiODBC Drivers and VisiChannel for ODBC.


   Consulting, maintenance and other revenue increased 99% in the second quarter of fiscal 1998 over the comparable period of the prior year and accounted for 34% and 22% of total revenue for the second quarter of fiscal 1998 and fiscal 1997, respectively. For the six month period ended September 30, 1997, the increase was 124% over the comparable period of the prior fiscal year. The increase in revenue was primarily due to the greater licensing of products to customers under agreements with maintenance components and growth in training and consulting activities including the results from the acquisition of iO in
September 1997.   See Note 2 of Notes to Condensed Consolidated Financial
Statements.


COST OF REVENUE

   Cost of software license revenue includes product packaging, documentation, production and shipping. Cost of software license revenue increased from $270,000 in the second quarter of fiscal 1997 to $600,000 in the second quarter of fiscal 1998 and from $531,000 for the six months ended September 30, 1996 to $1,030,000 for the six months ended September 30, 1997. The increases resulted from increased volume of licensing of the Company's products as well as additional technology and products licensed from third parties for inclusion in the Company's product line.

   Cost of consulting, maintenance and other revenue consists primarily of personnel and personnel-related overhead allocation, facility and systems costs incurred in providing consulting, training, customer support and engineering development services. Cost of consulting, maintenance and other revenue increased from $633,000 in the second quarter of fiscal 1997 to $1.5 million in the second quarter of fiscal 1998 and from $1.1 million for the six months ended September 30, 1996 to $2.8 million for the six months ended September 30, 1997. These increases reflect the effect of fixed costs resulting from the Company's investment during the first half of fiscal 1998 in a larger professional services organization including the acquisition of iO in Germany, which was accounted for as a pooling of interests. See Note 2 of Notes to Condensed Consolidated Financial Statements. The Company intends to continue investing resources in its professional services organization.


OPERATING EXPENSES


  Product Development. Product development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, personnel-related overhead allocation, benefits, consulting costs, the cost of technology licensed from other software companies and the cost of software development tools. Product development expenses increased by 2% from $2.48 million the second quarter of fiscal 1997 to $2.54 million in the second quarter of fiscal 1998 and by 30% from $4.1 million for the six months ended September 30, 1996 to $5.4 million for the six months ended September 30, 1997. The increase in the dollar amount of product development expenses was primarily attributable to costs of additional personnel and full-time contractors in the Company's product development operations and, to a lesser extent, the licensing of technology from third parties which has been or will be incorporated into the Company's products.

  In accordance with Statement of Financial Accounting Standards No. 86, the Company has charged all software development costs to product development expense as incurred because expenditures which were eligible for capitalization were insignificant.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, personnel-related overhead allocation, field office rent and related expenses, travel and entertainment, advertising and promotional expenses. Sales and marketing expenses increased by 22% from $2.5 million in the second quarter of fiscal 1997 to $3.1 million in the second quarter of fiscal 1998 and by 34% from $4.6 million for the six months ended September 30, 1996 to $6.2 million for the six months ended September 30, 1997. The increase in sales and marketing expenditures reflects primarily the hiring of additional sales and marketing personnel, costs associated with expanded advertising and promotional activities, increased sales commissions and increased costs associated with field sales offices. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amounts as the Company continues to expand its sales and marketing efforts domestically, and internationally establishes additional sales offices and increases advertising and promotional activities.

  General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel and personnel related overhead allocation. General and administrative expenses increased by 106% from $656,000 in the second quarter of fiscal 1997 to $1.3 million in the second quarter of fiscal 1998 and by 94% from $1.2 million for the six months ended September 30, 1996 to $2.3 million for the six months ended September 30, 1997. The increase in general and administrative expenses was primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations, costs associated with the merger of iO and an increase in reserves associated with the Company's decision to discontinue enhancement of the ODBC data access product line.

  Purchased In Process Product Development and Amortization.   In May 1996, the
Company completed the acquisition of PostModern which was accounted for as a purchase in the quarter ended June 30, 1996. In December 1996, the Company completed the acquisition of CustomWare, Inc. ("CustomWare") which was accounted for as a purchase in the quarter ended December 31, 1996. In connection with the acquisition of PostModern, the Company recorded a write-off in the quarter ended June 30, 1996 of approximately $12.0 million related to in process product development which had not reached technological feasibility and, in the opinion of management, had no alternative future use. The remaining excess of purchase price over net assets acquired of approximately $1.1 million will be amortized over two years. In connection with the acquisition of CustomWare, the Company recorded a write-off in the quarter ended December 31, 1996 of approximately $350,000 related to in process product development which had not reached technological feasibility and, in the opinion of management, had no alternative future use. The remaining excess of purchase price over net assets acquired of approximately $700,000 will be amortized over one year.


PROVISION FOR TAXES

  Provision for taxes consists of foreign withholding taxes on sales to Japanese customers and German income taxes related to the acquisition of iO. See Note 2 of Notes to Condensed Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

   The Company's principal sources of liquidity include cash and cash equivalents of $18.0 million, a $5.0 million revolving line of credit which expires on July 14, 1998, and a $2.0 million equipment term loan with a draw down period ending April 15, 1998 with equipment borrowings to be amortized over thirty-six months thereafter. Advances under the revolving line of credit and term loan bear interest at the bank's prime lending rate (8.5% at September 30, 1997). Line of credit advances are limited to 80% of eligible accounts receivable. All advances are secured by substantially all of the assets and contractual rights of the Company. Both the line of credit and the equipment term loan contain certain financial restrictions and covenants when borrowings are outstanding. As of September 30, 1997, the Company was in compliance with these financial restrictions and covenants. There were no borrowings outstanding under the line of credit or equipment term loan as of September 30, 1997. See Note 5 of Notes to Condensed Consolidated Financial Statements.

   Deferred revenue consists primarily of the unrecognized portion of revenue under maintenance and support contracts (which revenue is deferred and recognized ratably over the term of such contracts) and advance payment of software development fees and software license fees. Capital expenditures were primarily for computers, furniture and equipment. The Company expects that its capital expenditures will increase as the Company's employee base grows. As of September 30, 1997, the Company did not have any material commitments for capital expenditures.

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

  Limited Operating History and History of Losses. The Company was incorporated in 1993 and commenced shipment of its initial products in November 1994. In May 1996, the Company acquired PostModern. PostModern was founded in 1991, commenced shipment of its initial products in 1992 and had very limited product sales prior to the acquisition. In December 1996, the Company acquired Customware. CustomWare was founded in 1994 and had very limited operations prior to the acquisition. In September 1997, the Company acquired iO. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its future operating results can be based.

  Since inception, the Company has incurred significant losses and negative cash flow. At September 30, 1997, the Company had cumulative operating losses of $37.8 million, with net losses of $2.4 million, $4.6 million, $4.4 million , $20.3 million, and $6.2 million for fiscal 1994, fiscal 1995, fiscal 1996, fiscal 1997, and the six-months ended September, 30, 1997, respectively. A substantial portion of the accumulated deficit is due to the significant commitment of resources to the Company's product development and sales and marketing activities and the write-off of approximately $12.0 million of in process product development in the quarter ended June 30, 1996 in connection with the acquisition of PostModern. The Company expects to continue to devote substantial resources in these areas and as a result will need to generate significant revenue in order to achieve profitability. The Company currently anticipates that it will operate at a loss through at least the middle of 1998. The Company experienced substantial growth in revenue in fiscal 1997. The Company expects that prior growth rates of the Company's software product revenue will not be sustainable in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Potential Fluctuations in Operating Results. The Company's revenue and results of operations have varied on a quarterly basis in the past and are expected to vary significantly in the future. Accordingly, the Company believes that period to period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

  The Company's revenue and results of operations are difficult to forecast and could be adversely affected by many factors including, among others, the size, timing and terms of individual license transactions, the relatively long sales and implementation cycles for the Company's products; the delay or deferral of customer implementations; changes in the Company's operating expenses; the ability of the Company to develop and market new products and control costs; market acceptance of new products; timing of introduction or enhancement of products by the Company or its competitors; the level of product and price competition; the ability of the Company to expand its direct sales and telesales forces, its indirect distribution channels and its customer support capabilities; activities of and acquisitions by competitors; changes in database access and distributed object software, database technology and industry standards; changes in the mix of products and services sold; changes in the mix of channels through which products and services are sold; levels of international sales; personnel changes and difficulties in attracting and retaining qualified sales, marketing and technical personnel; changes in customers' budgeting cycles; foreign currency exchange rates; quality control of products sold; and general economic conditions. In particular, the ability of the Company to achieve revenue growth in the future will depend on its success in adding a substantial number of sales and sales support personnel in 1998 and the release of a number of new products that have been under development. Competition for such personnel is intense and there can be no assurance the Company will be able to attract and retain these personnel.

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

  The Company's expense levels are based, in part, on its expectations as to future revenue and to a large extent are fixed in the short term. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of revenue in relation to the Company's expectations would have an almost immediate adverse effect on the Company's business, financial condition and results of operations. Further, the Company intends to continue to expand its sales and marketing force and professional services organization. The timing of such expansion and the rate at which new professional services and sales and marketing personnel become productive could cause material fluctuations in quarterly results of operations.

  Dependence on Emerging Markets and Evolving Standards; Acceptance of the Company's Products. The Company's future financial performance will depend on the growth in demand for distributed computing software products. This market is new and emerging, rapidly evolving, and characterized by an increasing number of market entrants and will be subject to frequent and continuing changes in customers' preferences and technology. As is typical in new and evolving markets, demand and market acceptance for products are subject to a high level of uncertainty.

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

  Reliance on VARs and ISVs. A significant element of the Company's strategy is to embed its technology in products offered by the Company's VAR and ISV customers, such as Borland, Cisco, Compuware, Healtheon, Hewlett-Packard, Informix, Netscape, Novell, Oracle and Sybase, Inc. A relatively small number of VAR and ISV customers have accounted for a significant percentage of the Company's revenue. The Company intends to seek similar distribution arrangements with other VARs and ISVs to embed the Company's technology in their products and expects that these arrangements will account for a significant portion of the Company's revenue in future periods. If the Company is unsuccessful in securing license agreements with additional VARs and ISVs on commercially reasonable terms or at all, or if the Company's VAR and ISV customers are unsuccessful in selling their products, this would have a material adverse effect on the Company's business, results of operations and financial condition.

  Product Concentration. Prior to the acquisition of PostModern in May 1996, the Company derived substantially all of its revenue from the licensing of its database access products, particularly its Open Database Connectivity ("ODBC") product line, and fees from related services. In October 1997 the Company announced that in order to focus its efforts on the increasing demand for its ORB technology, the Company would not be further enhancing its ODBC data access products, which include VisiODBC SDKs, VisiODBC Drivers and VisiChannel for ODBC. Since the acquisition of PostModern, the Company has also derived a significant portion of its revenue from its distributed object products. The Company's distributed computing products and related services are expected to continue to account for a significant portion of the Company's revenue for the foreseeable future. As a result, a reduction in demand or increase in competition for these distributed object products, or a decline in sales of such products, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

  Dependence on Java; Risks Associated with Encryption Technology. Certain of the Company's products are based on Java, an object-oriented programming language developed by JavaSoft, a subsidiary of Sun Microsystems. Java was developed primarily for Internet and Intranet applications. Java was only recently introduced and does not yet have sufficient history to establish its reliability, thereby inhibiting adoption of Java. To date, there have been only a limited number of commercially significant Java-based products, and it is too early to determine whether Java will become a significant technology. Alternatives to Java have been announced by several companies, including Microsoft. To the extent that Java is not adopted or is adopted more slowly than anticipated, this could have a material adverse effect on the Company's business, results of operations and financial condition. The Company plans to use encryption technology in certain of its future products to provide the security required for the exchange of confidential information. There can be no assurance that there will not be a compromise or breach of the security technology used by the Company.

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

  Potential Acquisitions. If appropriate opportunities present themselves, the Company intends to acquire businesses, products or technology that the Company believes are strategic. There can be no assurance that the Company will be able to successfully identify, negotiate or finance such acquisitions, or to integrate such acquisitions with its current business. The process of integrating an acquired business, product or technology into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any such future growth and any acquisitions of other technologies, products or companies may require the Company to obtain additional equity or debt financing, which may not be available or may be dilutive.

  Intense Competition. The Company's products are targeted at the emerging market for standards-based distributed computing software. The market for the Company's products are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company believes that the principal competitive factors in these markets are product quality, performance and price, vendor and product reputation, product architecture and quality of support.

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

  International Sales. The Company's international sales accounted for approximately 26%, 23% and 22% of the Company's total revenue in fiscal 1996, fiscal 1997, and the first six months of fiscal 1998, respectively. The Company has increased its emphasis on international sales. Revenue derived from international sales may account for a growing percentage of the Company's revenue in future periods, although there can be no assurance that the Company will achieve significant penetration in any international market. Through the first quarter of fiscal 1998, the Company had only one international sales office, located in Paris, France. In July 1997, the Company terminated its distribution agreement with Valtech-iO, a European consultancy and software distributor. In September 1997, the Company entered into a new distributor agreement with Valtech and merged with iO, a leading German consulting company that specializes in distributed object computing, which resulted in iO becoming a wholly-owned subsidiary of the Company. See Note 2 of Notes to Condensed Consolidated Financial Statements. The Company believes that its continued growth will require expansion of its international operations. To successfully expand international sales, the Company must establish additional foreign sales offices, hire additional personnel and recruit additional international distributors and resellers. To the extent the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited, and the Company's business, results of operations and financial condition could be materially adversely affected.

  There are a number of risks inherent in the Company's international business activities, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing and internationalizing products for foreign countries, longer accounts receivable payment cycles, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. None of the Company's products is currently a "double byte" product, which is required to localize these products in certain non-English character set markets such as Asia. The Company believes that it will be required to develop double byte versions of its products and engage in other internationalization and localization activities. There can be no assurance the Company will successfully complete these activities in a timely manner. All of the Company's sales are currently denominated in U.S. dollars and, therefore, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in foreign markets. In addition, revenue of the Company earned in various countries where the Company does business may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings. There can be no assurance that such factors will not have an adverse effect on the revenue from the Company's future international sales and, consequently, on the Company's financial condition or results of operations.

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

  In addition, the Company relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that such third parties will remain in business, that they will continue to support their technology or that their technology will otherwise continue to be available to the Company on commercially reasonable terms.

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

  The Company has agreed to defend Corel pursuant to the terms of its license to Corel. The Company and Corel have filed an answer to the complaint denying Western Imaging's allegations. The Company is currently investigating the allegations and believes it has meritorious defenses to such claims and intends to defend the litigation vigorously. However, due to the nature of the litigation and because the lawsuit is at an early stage, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. Regardless of the ultimate outcome of the litigation, it could result in significant diversion of time by the Company's technical and managerial personnel. Because the results of the litigation, including any potential settlement, are uncertain, there can be no assurance that they will not have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 1997 Annual Meeting of Stockholders (the "Annual Meeting") on July 30, 1997. At the Annual meeting, the Company's stockholders elected Howard H. Grahm and J. Sidney Webb to the Company's Board of Directors and approved certain proposals described more fully below. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. As of June 20, 1997, the record date for the Annual Meeting, there were approximately 14,023,160 shares of the Company's Common Stock outstanding, of which 11,003,628 shares, or 78% were present in person or by proxy at the Annual Meeting.

The following matters were brought before the Annual Meeting:

1. Election of Directors. Each of the following persons was elected as a director of the Company, to serve a three year term, until the Company's Annual Meeting of Stockholders in 2000, and until their successors are elected and qualified or until his earlier resignation and removal:


                                SHARES IN FAVOR              SHARES WITHHELD
                            --------------------------  ------------------------
     Howard H. Grahm             10,907,725                      95,903
     J. Sidney Webb              10,907,725                      95,903


2. Amendment of 1995 Stock Option Plan. The amendment of the Company's 1995 Stock Option Plan to increase the aggregate maximum number of shares issuable thereunder by 1,500,000 shares from 2,500,000 to 4,000,000 shares and to approve Section 162(m) grant limit of 300,000 shares per employee per fiscal year, was voted on and approved by the Company's stockholders as follows:

     SHARES IN FAVOR    SHARES AGAINST   SHARES ABSTAINING   BROKER NON-VOTES
     ---------------    --------------   -----------------   ----------------
        7,937,983          1,014,707          173,937           1,877,001


3. Ratification of Selection of Independent Auditors. The selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ended March 31, 1998 was voted on and ratified by the Company's stockholders as follows:

     SHARES IN FAVOR    SHARES AGAINST   SHARES ABSTAINING   BROKER NON-VOTES
     ---------------    --------------   -----------------   ----------------
       10,901,482          49,700             52,466                0

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

                                             VISIGENIC SOFTWARE, INC.



Dated:  November 14, 1997                    By: /s/ Kevin C. Eichler
                                             ------------------------------
                                             KEVIN C. EICHLER
                                             Vice President, Finance, Chief
                                             Financial Officer, Treasurer and
                                             Secretary