Form 10-Q
period 1997-12-31
VISIGENIC SOFTWARE INC
filed 1998-02-06
CIK 917062

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

                  For quarterly period ended December 31, 1997

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                to                 .
                                     -------------     ---------------

                        Commission file number: 0-21127

                            VISIGENIC SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                           94-3173927
(State or other jurisdiction of                            (I.R.S. Employee
incorporation or organization)                            Identification No.)

                           951 Mariner's Island Blvd.
                                   Suite 120
                              San Mateo, CA 94404
          (Address of  principal executive offices including zip code)

                                 (650) 286-1900
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

Number of shares of registrant's common stock outstanding as of January 30, 1998: 14,663,232

================================================================================

                            VISIGENIC SOFTWARE, INC.

                               TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION

Item 1.          Financial Statements:

                 Condensed Consolidated Balance Sheets at
                 December 31, 1997 and March 31, 1997                      3

                 Condensed Consolidated Statements of
                 Operations for the three months and nine months
                 ended December 31, 1997 and December 31, 1996             4

                 Condensed Consolidated Statements of Cash Flows
                 for the nine months ended December 31, 1997 and
                 December 31, 1996                                         5

                 Notes to Condensed Consolidated Financial Statements      6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             9


PART II.    OTHER INFORMATION

Item 1.          Legal Proceedings                                        19

Item 2.          Changes in Securities                                    19

Item 3.          Defaults upon Senior Securities                          19

Item 4           Submission of Matters to a Vote of Security Holders      19

Item 5.          Other Information                                        19

Item 6.          Exhibits and Reports on Form 8-K                         20

                 Signatures                                               20

PART I.     FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS


                            VISIGENIC SOFTWARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      DECEMBER 31,   MARCH 31,
                                                          1997          1997
                                                      (UNAUDITED)
                                                      ------------------------
CURRENT ASSETS:
    Cash and cash equivalents                           $ 15,539      $ 19,679
    Accounts receivable, net                               6,807         8,324
    Prepaid compensation                                     427           709
                                                      ------------------------
              Total current assets                        22,773        28,712
                                                      ------------------------

PROPERTY AND EQUIPMENT, NET                                3,222         3,143

OTHER ASSETS, NET:
    Excess of purchase price over net assets acquired        217         1,078
    Other                                                    128           110
                                                      ------------------------
TOTAL ASSETS                                             $26,340       $33,043
                                                      ========================

CURRENT LIABILITIES:
    Accounts payable                                     $   599       $   846
    Accrued liabilities -
      Payroll and related benefits                         2,185         1,458
      Other                                                1,458         1,222
    Deferred revenue                                       2,746         2,519
                                                      ------------------------
              Total current liabilities                    6,988         6,045
                                                      ------------------------

STOCKHOLDERS' EQUITY:
    Common stock                                              14            14
    Additional paid-in-capital                            59,411        58,723
    Accumulated deficit                                  (40,054)      (31,747)
    Accumulated translation adjustment                       (19)            8
                                                      ------------------------
              Total stockholders' equity                  19,352        26,998
                                                      ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 26,340      $ 33,043
                                                      ========================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            VISIGENIC SOFTWARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT  PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                         THREE MONTHS                 NINE MONTHS
                                                                             ENDED                       ENDED
                                                                          DECEMBER 31,                DECEMBER 31,
                                                                       1997           1996         1997          1996
                                                                    -----------------------     -----------------------
REVENUE:
     Software licenses                                              $  4,374       $  4,602     $ 12,460      $  10,768
     Consulting services, maintenance and other                        2,303            937        5,991          2,581
                                                                    -----------------------     -----------------------
                 Total revenue                                         6,677          5,539       18,451         13,349
                                                                    -----------------------     -----------------------

COST OF REVENUE:
      Software licenses                                                  696            391        1,726            922
      Consulting services, maintenance and other                       1,571            961        4,348          2,094
                                                                    -----------------------     -----------------------
                 Total cost of revenue                                 2,267          1,352        6,074          3,016
                                                                    -----------------------     -----------------------
GROSS PROFIT                                                           4,410          4,187       12,377         10,333
                                                                    -----------------------     -----------------------

OPERATING EXPENSES:
     Product development                                               2,151          2,512        7,533          6,650
     Sales & marketing                                                 3,135          2,697        9,298          7,304
     General & administrative                                          1,056            787        3,308          1,950
     Purchased in process product development                              -            350            -         12,364
     Amortization of excess of purchase price
      over net assets acquired                                           247            189          859            361
                                                                    -----------------------     -----------------------
                 Total operating expenses                              6,589          6,535       20,998         28,629
                                                                    -----------------------     -----------------------
                 Loss from operations                                 (2,179)        (2,348)      (8,621)       (18,296)
                                                                    -----------------------     -----------------------

INTEREST AND OTHER INCOME, NET                                           183            142          614            190
PROVISION FOR TAXES                                                     (100)           (57)        (311)           (96)
                                                                    -----------------------     -----------------------
NET LOSS                                                             ($2,096)       ($2,263)     ($8,318)      ($18,202)
                                                                    =======================     =======================

BASIC AND DILUTED NET LOSS PER SHARE                                  ($0.14)                     ($0.58)
                                                                    =========                   =========
PRO FORMA BASIC AND DILUTED NET LOSS
 PER SHARE                                                                           ($0.17)                     ($1.46)
                                                                                  =========                   =========
SHARES USED IN PER SHARE CALCULATION                                  14,527         12,976       14,450         12,494
                                                                    =======================     =======================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            VISIGENIC SOFTWARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                  NINE MONTHS ENDED
                                                                                                     DECEMBER 31,
                                                                                                1997              1996
                                                                                            ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                  ($  8,318)          ($ 18,202)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                               1,653                 897
    Purchased in process product development                                                        -              12,364
    Provision for allowance for doubtful accounts                                                 250                  85
    Adjustment to conform year-end of pooled company                                              126                   -
    Changes in assets and liabilities, net of acquisition of PostModern and CustomWare:
      Decrease (increase) in accounts receivable                                                1,267              (4,621)
      Decrease (increase) in prepaid expenses and other current assets                            282                (887)
      Decrease in accounts payable                                                               (247)               (186)
      Increase in accrued liabilities                                                             936               1,075
      Increase in deferred revenue                                                                227                 388
                                                                                            ---------          ----------
          Net cash used in operating activities                                                (3,824)             (9,087)
                                                                                            ---------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for purchase of PostModern, net of cash acquired                                          -              (1,919)
  Purchases of property and equipment                                                            (871)             (1,691)
  Organizational costs and other assets                                                           (18)                (34)
                                                                                            ---------          ----------
          Net cash used in investing activities                                                  (889)             (3,644)
                                                                                            ---------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible notes                                                       -               2,000
  Net proceeds from issuance of preferred stock                                                     -               4,000
  Net proceeds from issuance of common stock                                                      688              13,431
  Cash dividends of iO declared prior to merger                                                  (115)                  -
                                                                                            ---------          ----------
          Net cash provided by financing activities                                               573              19,431
                                                                                            ---------          ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (4,140)              6,700

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 19,679               2,433

                                                                                            ---------          ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $  15,539          $    9,133
                                                                                            =========          ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

VISIGENIC SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

          The condensed consolidated financial statements included herein have been prepared by Visigenic Software, Inc. (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's definitive proxy on Schedule 14A filed on January 28, 1998 which included the Annual Report for the fiscal year ended March 31, 1997.

          The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the nine-month period ended December 31, 1997. The results for the nine-month period ended December 31, 1997 are not necessarily indicative of the results expected for the full fiscal year.

2.    MERGER

          On November 18, 1997 the Company and Borland International, Inc. ("Borland") announced that the two companies had signed a definitive agreement for the Company to be acquired by Borland. The board of directors of both companies have approved the acquisition, which is subject to approval by the stockholders of both companies, as well as to customary regulatory approvals and other closing conditions. Pursuant to the terms of the definitive agreement, shareholders of the Company will receive .81988 shares of Borland common stock for each share of the Company's common stock they currently hold.

3.    BUSINESS COMBINATION

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

          The net revenue and net income of iO for the quarter ended March 31, 1997 of $951,000 and $126,000, respectively, have been excluded from the Condensed Consolidated Statement of Operations for the nine month period ended December 31, 1997 as a result of the combination referred to above. Adjustments to account for the exclusion of the income have been made to retained earnings in fiscal 1998.

          Total revenue and net income (loss) of the separate companies were (in thousands):

                                          VISIGENIC         INTERACTIVE OBJECTS
                                        SOFTWARE, INC.         SOFTWARE GMBH        COMBINED
                                        --------------      -------------------     --------
NINE MONTHS ENDED DECEMBER 31, 1997:
        TOTAL REVENUE                      $ 15,620               $2,831            $ 18,451
        NET INCOME (LOSS)                    (8,649)                 331              (8,318)

NINE MONTHS ENDED DECEMBER 31, 1996:
        TOTAL REVENUE                        11,534                1,815              13,349
        NET INCOME (LOSS)                   (18,271)                  69             (18,202)

          Costs associated with the merger were expensed in the quarter ended September 30, 1997. The expenses associated with the merger were approximately $300,000.

4.    NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

          In the quarter ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which specifies the computation, presentation and disclosure requirements of per share information. The statement was applied on a retroactive basis, however, there were no changes necessary to the historical per share information. Basic net loss per share has been computed using the weighted average number of common shares outstanding. Basic and diluted per share amounts are substantially the same. Common equivalent shares would be antidilutive and have therefore been excluded from the diluted per share calculation.

          Pro forma net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the if converted method) and stock options (using the treasury stock method). As the Company has incurred losses since inception, common equivalent shares have been excluded from the computation of diluted weighted average shares, as their effect is antidilutive; however, pursuant to Securities and Exchange Commission requirements, such computations include all common and common equivalent shares issued within the twelve months preceding the filing date as if they were outstanding for all periods presented using the treasury stock method. Convertible preferred stock outstanding during the period are included (using the "if converted" method) in the computation of basic and diluted shares even though the effect is antidilutive.


5.    CONTINGENCIES

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

          The Company has agreed to defend Corel pursuant to the terms of its
license to Corel.   The Company and Corel have filed an answer to the complaint denying Western Imaging's allegations. The court has issued an order compelling the parties to participate in non-binding mediation by the end of February 1998. The Company is currently investigating and conducting discovery regarding the allegations and believes it has meritorious defenses to such claims and intends to defend the litigation vigorously. However, due to the nature of the litigation and because the lawsuit is at a relatively early stage, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. Regardless of the ultimate outcome of the litigation, it could result in significant diversion of time by the Company's technical and managerial personnel. Because the results of the litigation, including any potential settlement, are uncertain, there can be no assurance that they will not have a material adverse effect on the Company's business, operating results and financial condition.


6.    LINE OF CREDIT AND EQUIPMENT TERM LOAN

          The Company has a $5.0 million revolving line of credit agreement which expires on July 14, 1998, and a $2.0 million equipment term loan with a draw down period ending April 15, 1998 and equipment borrowings to be amortized over thirty-six months thereafter. Both the line of credit and the equipment term loan are incorporated in a loan agreement (the "Agreement") dated July 15, 1997. Advances under the Agreement bear interest at the bank's prime lending rate. Line of credit advances are limited to 80% of eligible accounts receivable. All advances are secured by substantially all of the assets and contractual rights of the Company. The Agreement also contains certain financial restrictions and covenants which require, among other things, for the line of credit, that the Company maintain a minimum monthly tangible net worth and a minimum quick ratio; and for the equipment term loan, a minimum liquidity ratio or debt service coverage. There were no borrowings outstanding under the Agreement as of December 31, 1997.


7.    NEW ACCOUNTING STANDARDS

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure," which will be adopted by the Company in the fourth quarter of 1998. SFAS No. 129 requires companies to disclose certain information about their capital structure. SFAS No. 129 will not have a material impact on the Company's financial statement disclosures.

          In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income and its components. SFAS No. 130 will become effective for the Company's year ending March 31, 1999.

          In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for disclosure of segment information. SFAS No. 131 will become effective for the Company's year ending March 31, 1999. SFAS No. 131 will not have a material impact on the Company's financial statement disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this discussion contains forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Due to a number of risks and uncertainties, actual events and the Company's actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in Factors
                                                                      -------
That May Affect Future Results.
-------------------------------

The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in the management's discussion and analysis of financial conditions and results of operations included in the Company's definitive Proxy Statement on Schedule 14A as filed on January 28, 1998.


OVERVIEW

          The Company commenced operations in February 1993 and was engaged principally in product and market research and product development until the launch of its initial products in November 1994. The Company first recognized material revenue in the fourth quarter of fiscal 1995. In May 1996, the Company acquired PostModern Computing Technologies Inc. ("PostModern"), a supplier of distributed object technology, and began selling VisiBroker for C++ and VisiBroker for Java, distributed object products based on technology acquired from PostModern. On September 5, 1997 the Company merged with Interactive Objects Software GmbH ("iO"), a leading German consulting company that specializes in distributed object computing, which resulted in iO becoming a wholly-owned subsidiary of the Company. See Note 3 of Notes to Condensed Consolidated Financial Statements. On October 21, 1997 the Company announced that in order to focus its efforts on its business related to its Object Request Broker ("ORB") technology, the Company would be transitioning out of its business relating to Open Database Connectivity ("ODBC") data access products, which include VisiODBC Software Development Kits ("SDKs"), VisiODBC Drivers and VisiChannel for ODBC and would not be further enhancing such products. As part of this transition, the Company and Intersolv entered into an agreement in August 1997 under which the Company's customers for these products are being offered a plan to transition to comparable products provided by Intersolv.

          On November 18, 1997, the Company and Borland International, Inc. ("Borland") announced that the two companies had signed a definitive agreement for the Company to be acquired by Borland (the "Merger Agreement"). The board of directors of both companies have approved the acquisition, which is subject to approval by the stockholders of both companies, as well as to customary regulatory approvals and other closing conditions. The Special Meeting of the Company's stockholders to vote on approval of the Merger Agreement and the transaction by which the Company will become a wholly-owned subsidiary of Borland (the "Merger") is currently scheduled for February 27, 1998. See Note 2 of Notes to Condensed Consolidated Financial Statements.

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

          The Company licenses its products to VARs and ISVs, which include the Company's products in their own products, and to end users, which deploy the Company's products in their own computing environments. A substantial portion of the Company's license revenue to date is attributable to licenses to VARs and ISVs. A relatively small number of VAR and ISV customers have accounted for a
significant percentage of the Company's license revenue.   Licenses to end users
have increased and for the first nine months of fiscal 1998 accounted for approximately 46% of the Company's total license revenue. The Company's VAR and ISV sales have generally reflected a relatively high amount of revenue per order. For fiscal 1997, licenses to the Company's ten largest customers accounted for approximately 48% of the Company's total revenue. However, as the numbers of the Company's end user customers have grown, the number of orders has increased and the amount of revenue per order
has significantly decreased.   For the first nine months of fiscal 1998,
licenses to the Company's ten largest customers accounted for approximately 19% of the Company's total revenue.

          The Company markets its products in North America through its direct sales and telesales organizations and through VARs and ISVs. Throughout the rest of the world, the Company markets its products through distributors, VARs and ISVs, and also direct sales in western Europe.


RESULTS OF OPERATIONS


REVENUE

          Revenue for the third quarter of fiscal 1998 was $6.7 million, representing a 21% increase over revenue of $5.5 million recorded during the comparable period of fiscal 1997. For the nine months ended December 31, 1997, Visigenic's revenue grew 38% to $18.5 million from $13.3 million reported for the comparable period of the prior fiscal year.

          Total software license revenue decreased 4.9% in comparison with the third quarter of fiscal 1997 due primarily to the Company's announcement in October 1997 that it discontinued its ODBC based database access product line in order to focus its efforts on its business related to its ORB technology. Software license revenue from the Company's ORB products increased 95% in the third quarter of fiscal 1998 when compared to the third quarter of fiscal 1997. License revenue for the first nine months of fiscal 1998 was adversely impacted by a one-time charge of $753,000 for certain client-side ODBC driver products and a discontinued version of VisiChannel based on SmartSockets/TM /middleware, which Platinum technology, Inc. returned during the first quarter. Platinum technology remains a customer of the Company's distributed object technology and a stockholder of the Company.

          Consulting, maintenance and other revenue increased 146% in the third quarter of fiscal 1998 over the comparable period of the prior year and accounted for 34% and 17% of total revenue for the third quarter of fiscal 1998 and fiscal 1997, respectively. For the nine month period ended December 31, 1997, the increase was 132% over the comparable period of the prior fiscal year. The increase in revenue was primarily due to the greater licensing of products to customers under agreements with maintenance components, growth in training and consulting activities and the inclusion of iO's results as a result of the Company's acquisition of iO in September 1997. See Note 3 of Notes to
Condensed Consolidated Financial Statements.


COST OF REVENUE

          Cost of software license revenue includes product packaging, documentation, production and shipping. Cost of software license revenue increased from $391,000 in the third quarter of fiscal 1997 to $696,000 in the third quarter of fiscal 1998 and from $922,000 for the nine months ended December 31, 1996 to $1.7 million for the nine months ended December 31, 1997. The increases resulted from increased volume of licensing of the Company's products as well as additional technology and products licensed from third parties for inclusion in the Company's product line.

          Cost of consulting, maintenance and other revenue consists primarily of personnel and personnel-related overhead allocation, facility and systems costs incurred in providing consulting, training, customer support and engineering development services. Cost of consulting, maintenance and other revenue increased from $961,000 in the third quarter of fiscal 1997 to $1.6 million in the third quarter of fiscal 1998 and from $2.1 million for the nine months ended December 31, 1996 to $4.3 million for the nine months ended December 31, 1997. These increases reflect the effect of fixed costs resulting from the Company's investment during the first half of fiscal 1998 in a larger professional services organization, including the acquisition of iO in Germany, which was accounted for as a pooling of interests. See Note 3 of Notes to Condensed Consolidated Financial Statements. The Company intends to continue investing resources to its professional services organization.


OPERATING EXPENSES

          Product Development. Product development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, personnel-related overhead allocation, benefits, consulting costs, the cost of technology licensed from other software companies and the cost of software development tools. Product development expenses decreased by 14% from $2.5 million in the third quarter of fiscal 1997 to $2.2 million in the third quarter of fiscal 1998 primarily due to reduced licensing of technology from third parties. Product development expenses increased by 13% from $6.7 million for the nine months ended December 31, 1996 to $7.5 million for the nine months ended December 31, 1997. The increase in the dollar amount of product development expenses was primarily attributable to costs of additional personnel and full-time contractors in the Company's product development operations.

          In accordance with Statement of Financial Accounting Standards No. 86, the Company has charged all software development costs to product development expense as incurred because expenditures which were eligible for capitalization were insignificant.

          Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, personnel-related overhead allocation, field office rent and related expenses, travel and entertainment, advertising, seminars, and promotional expenses. Sales and marketing expenses increased by 16% from $2.7 million in the third quarter of fiscal 1997 to $3.1 million in the third quarter of fiscal 1998 and by 27% from $7.3 million for the nine months ended December 31, 1996 to $9.3 million for the nine months ended December 31, 1997. The increase in sales and marketing expenditures reflects primarily the hiring of additional sales and marketing personnel, costs associated with expanded advertising, seminars, and promotional activities, increased sales commissions and increased costs associated with field sales offices. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amounts to the extent the Company expands its sales and marketing efforts domestically, and internationally establishes additional sales offices and increases advertising and promotional activities; however, such expenses may continue to vary as a percentage of revenue.

          General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel and personnel related overhead allocation. General and administrative expenses increased by 34% from $787,000 in the third quarter of fiscal 1997 to $1.1 million in the third quarter of fiscal 1998 and by 70% from $2.0 million for the nine months ended December 31, 1996 to $3.3 million for the nine months ended December 31, 1997. The increase in general and administrative expenses was primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations, costs associated with the acquisition of iO and an increase in reserves associated with the Company's decision to discontinue enhancement of the ODBC data access product line.

          Purchased In Process Product Development and Amortization.   In May
1996, the Company completed the acquisition of PostModern, which was accounted for as a purchase in the quarter ended June 30, 1996. In December 1996, the Company completed the acquisition of CustomWare, Inc. ("CustomWare") which was accounted for as a purchase in the quarter ended December 31, 1996. In connection with the acquisition of PostModern, the Company recorded a write-off in the quarter ended June 30, 1996 of approximately $12.0 million related to in process product development which had not reached technological feasibility and, in the opinion of management, had no alternative future use. The remaining excess of purchase price over net assets acquired of approximately $1.1 million will be amortized over two years ending May 1998. In connection with the acquisition of CustomWare, the Company recorded a write-off in the quarter ended December 31, 1996 of approximately $350,000 related to in process product development which had not reached technological feasibility and, in the opinion of management, had no alternative future use. The remaining excess of purchase price over net assets acquired of approximately $700,000 was amortized over one year.


PROVISION FOR TAXES

          Provision for taxes consists of foreign withholding taxes on sales to Japanese customers and German income taxes related to the acquisition of iO. See
Note 3 of Notes to Condensed Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's principal sources of liquidity include cash and cash equivalents of $15.5 million, a $5.0 million revolving line of credit which expires on July 14, 1998, and a $2.0 million equipment term loan with a draw down period ending April 15, 1998 with equipment borrowings to be amortized over thirty-six months thereafter. Advances under the revolving line of credit and term loan bear interest at the bank's prime lending rate (8.5% at December 31, 1997). Line of credit advances are limited to 80% of eligible accounts receivable. All advances are secured by substantially all of the assets and contractual rights of the Company. Both the line of credit and the equipment term loan contain certain financial restrictions and covenants when borrowings are outstanding. As of December 31, 1997, the Company was in compliance with these financial restrictions and covenants. There were no borrowings outstanding under the line of credit or equipment term loan as of December 31, 1997. See Note 6 of Notes to Condensed Consolidated Financial Statements.

          Deferred revenue consists primarily of the unrecognized portion of revenue under maintenance and support contracts (which revenue is deferred and recognized ratably over the term of such contracts) and advance payment of software development fees and software license fees. Capital expenditures were primarily for computers, furniture and equipment. The Company expects that its capital expenditures will increase the extent the Company's employee base grows. As of December 31, 1997, the Company did not have any material commitments for capital expenditures.

          As noted above, the Company has entered into the Merger Agreement, pursuant to which the Company will be acquired by Borland, subject to approval by the stockholders of both companies as well as to customary regulatory approvals and other closing conditions. As an independent company, the Company believes that its existing sources of liquidity and cash generated from operations will satisfy the Company's projected working capital and other cash requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities will use cash. Any such future growth and any acquisitions of other technologies, products or companies may require the Company to obtain additional equity or debt financing, which may not be available or may be dilutive. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly.


FACTORS THAT MAY AFFECT FUTURE RESULTS:

          The Company operates in a rapidly changing environment that involves numerous risks, a number of which are beyond the Company's control. The following discussion highlights some of those risks. A comprehensive summary of the risks can be found in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and the Company's definitive Proxy Statement on
Schedule 14A as filed on January 28, 1998.   For purposes of the discussion
below, the post-Merger Borland resulting from the combination of Borland and the Company is sometimes referred to as the "combined company".

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

          Since inception, the Company has incurred significant losses and negative cash flow. At December 31, 1997, the Company had cumulative operating losses of $40.1 million, with net losses of $2.4 million, $4.6 million, $4.4 million , $20.3 million, and $8.3 million for fiscal 1994, fiscal 1995, fiscal 1996, fiscal 1997, and the nine months ended December, 31, 1997, respectively. A substantial portion of the accumulated deficit is due to the significant commitment of resources to the Company's product development and sales and marketing activities and the write-off of approximately $12.0 million of in process product development in the quarter ended June 30, 1996 in connection with the acquisition of PostModern. The Company expects to continue to devote substantial resources in these areas and as a result will need to generate significant revenue in order to achieve profitability. The Company currently anticipates that it will operate at a loss through at least the middle of 1998. The Company experienced substantial growth in revenue in fiscal 1997. The Company expects that prior growth rates of the Company's software product revenue may not be sustainable in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

          Licensing of the Company's software products historically has accounted for the substantial majority of the Company's revenue, and the Company anticipates that this trend will continue for the foreseeable future. The Company's software products revenue is difficult to forecast for a number of reasons. The Company typically does not have a material backlog of unfilled orders, and revenue in any quarter is substantially dependent on contracts received in that quarter. A significant portion of the Company's revenue in prior periods has been derived from relatively large sales to a limited number
of customers.   Accordingly, the cancellation or deferral of even a small number of purchases of the Company's products has in the past and could in the future have a material adverse effect on the Company's business, results of operations and financial condition in any particular quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

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

          The Company's VisiChannel for JDBC database access product is based on the Java Database Connectivity ("JDBC") standard, which was developed to enable applications to access data from JDBC-compliant data sources. While the JDBC standard is supported by most of the major database and software vendors, it is a recent standard that has not yet gained widespread acceptance and currently it co-exists with proprietary database access solutions from many of these same database and software vendors.

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

          Reliance on VARs and ISVs. A significant element of the Company's strategy is to embed its technology in products offered by the Company's VAR and ISV customers, such as Borland, Cisco, Compuware, Healtheon, Hewlett-Packard, Microsoft, Netscape, Novell, Oracle, Platinum technology and Sybase, Inc. A relatively small number of VAR and ISV customers have accounted for a significant percentage of the Company's revenue. The Company intends to seek similar distribution arrangements with other VARs and ISVs to embed the Company's technology in their products and expects that these arrangements will account for a significant portion of the Company's revenue in future periods.
If the Company is unsuccessful in securing license agreements with additional VARs and ISVs on commercially reasonable terms or at all, or if the

Company's VAR and ISV customers are unsuccessful in selling their products, this would have a material adverse effect on the Company's business, results of operations and financial condition.

          Product Concentration. Prior to the acquisition of PostModern in May 1996, the Company derived substantially all of its revenue from the licensing of its database access products, particularly its ODBC product line, and fees from related services. In October 1997, the Company announced that in order to focus its efforts on its business relating to distributed object technology, the Company would be transitioning out of its business relating to ODBC database access products and would not be further enhancing such products which included its VisiODBC SDKs, VisiODBC drivers and VisiChannel for ODBC products. As part of this transition, the Company and Intersolv entered into an agreement under which the Company's customers for these products are being offered a plan to transition to comparable products provided by Intersolv. The Company does not anticipate that it will derive significant revenues from those products in future periods. Despite its decision to transition out of its ODBC-product business, the Company remains contractually committed under many of its agreements with customers to provide them with service and support. The Company continues to offer VisiChannel for JDBC, its JDBC-based database access product. Since the acquisition of PostModern, the Company has also derived a significant portion of its revenue from its distributed object products. The Company's distributed computing products and related services are expected to continue to account for a significant portion of the Company's revenue for the foreseeable future. As a result, a reduction in demand or increase in competition for these distributed object products, or a decline in sales of such products, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

          Dependence on Java; Risks Associated with Encryption Technology. Certain of the Company's products are based on Java, an object-oriented programming language developed by JavaSoft, a subsidiary of Sun Microsystems. Java was developed primarily for Internet and Intranet applications. Java was only recently introduced and does not yet have sufficient history to establish its reliability, thereby inhibiting adoption of Java. To date, there have been only a limited number of commercially significant Java-based products, and it is too early to determine whether Java will become a significant technology. Alternatives to Java have been announced by several companies, including Microsoft. To the extent that Java is not adopted or is adopted more slowly than anticipated, this could have a material adverse effect on the Company's business, results of operations and financial condition. The Company plans to use encryption technology in certain of its future products to provide the security required for the exchange of confidential information. Encryption technologies have been breached in the past. There can be no assurance that there will not be a compromise or breach of the security technology used by the Company. If any such compromise or breach were to occur, it could have a material adverse effect on the Company's business, results of operations or financial condition. Additionally, the export of encryption technology is subject to government regulation. The inability to obtain approval for the export of such technology could have a material adverse effect on the Company's business, operating results or financial condition.

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

          Risks Relating to the Merger. The success of the Merger will depend in substantial part upon whether the integration of the Company's and Borland's businesses is accomplished in an efficient and effective manner. The combination of the two companies will require among other things, integration of the companies' respective product offerings and technology and the coordination of their research and development, sales and marketing efforts, and administrative functions. There can be no assurance that such integration will be accomplished smoothly or successfully. If significant difficulties are encountered in the integration of the companies' existing product lines and technology, resources could be diverted from new product development resulting in delays in new product introductions. The integration of the companies' product lines could also cause confusion or dissatisfaction among existing customers of Borland and the Company. The integration of certain operations following the Merger will require the dedication of management and other personnel resources which may distract attention from the day-to-day business of the combined company. Failure to successfully accomplish the integration of the two companies' operations could have a material adverse effect on the combined company's business, operating results or financial condition.

          Achieving any beneficial synergies which may result from the Merger will depend on a number of factors, including, without limitation, general and industry-specific economic factors. Even if Borland and the Company are able to successfully integrate their operations and economic conditions remain stable, there can be no assurance that the anticipated synergies will be achieved. The failure to achieve such synergies could have a material adverse effect on the combined company's business, operating results or financial condition.

          There also can be no assurance that distributors, resellers and present and potential customers of Borland or the Company will continue their current buying patterns without regard to the announced Merger. Certain customers may defer purchasing decisions as they evaluate the combined company's future product strategy. Further, certain customers of the Company are competitors of Borland, and, on that basis, may elect either to defer or cancel planned purchases from the Company or to discontinue their relationship with the combined company. In the aggregate these customers may represent a material portion of the Company's revenues. Any such deferral, cancellation or discontinuance could have a material adverse effect upon the combined company's business, operating results or financial condition.

          There can be no assurance that the Merger will occur and the failure of the Merger to occur could have a material adverse effect upon the Company's business, operating results or financial condition and may adversely effect the market price of the Company's common stock.

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

          The Company expects that it will face increasing pricing pressures from its current competitors and new market entrants. In the standards-based distributed object market, the Company competes principally against Iona Technologies, Expersoft and BEA. The Company's distributed object products also compete against existing or proposed distributed object solutions from hardware vendors such as Hewlett-Packard, ICL, IBM and Sun. In addition, because there are relatively low barriers to entry in the software market and because the Company's products are based on publicly available standards, the Company expects to experience additional competition in the future from other established and emerging companies if the market for distributed object software continues to develop and expand. In particular, operating system vendors such as ICL, Hewlett-Packard, IBM, Microsoft and Sun may offer standards-based distributed object products bundled with their operating systems. For instance, Microsoft has introduced DCOM, which could reduce or eliminate the need for CORBA compliant ORB's such as those offered by the Company for Microsoft operating systems. Many of these current and potential competitors have well-established relationships with current and potential customers of the Company, have extensive knowledge of the markets serviced by the Company, have more extensive development, sales and marketing resources and are capable of offering single vendor solutions. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any one of which could materially adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships, thereby increasing the ability of their products to address the needs of the Company's current and prospective customers. Accordingly, it is possible that new competitors may emerge, or alliances among current and new competitors may be formed that may rapidly gain significant market share. Certain competitors have been known to license software for free to gain competitive advantage. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Increased price competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition or results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures will not materially and adversely affect its business, results of operations and financial condition.

          International Sales. The Company's international sales accounted for approximately 26%, 23% and 23% of the Company's total revenue in fiscal 1996, fiscal 1997, and the first nine months of fiscal 1998, respectively. The Company has increased its emphasis on international sales. Revenue derived from international sales may account for a growing percentage of the Company's revenue in future periods, although there can be no assurance that the Company will achieve significant penetration in any international market. In July 1997, the Company terminated its distribution agreement with Valtech-iO, a European consultancy and software distributor. In September 1997, the Company entered into a new distributor agreement with Valtech and merged with iO, a leading German consulting company that specializes in distributed object computing, which resulted in iO becoming a wholly-owned subsidiary of the Company. See Note 3 of Notes to Condensed Consolidated Financial Statements. There are a number of risks inherent in the assimilation of iO's consulting business, including the expense related to such assimilation.

The Company believes that its continued growth will require expansion of its international operations. To successfully expand international sales, the Company must, among other things, establish additional foreign sales offices, hire additional personnel and recruit additional international distributors and resellers. To the extent the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited, and the Company's business, results of operations and financial condition could be materially adversely affected.

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

          In addition, the Company relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that such third parties will remain in business, that they will continue to support their technology or that their technology will otherwise continue to be available to the Company on commercially reasonable
terms.    If such third-party licenses were terminated or not renewed or if these third parties fail to develop new products in a timely manner, the Company could be required to develop an alternative approach to developing its products which could require payment of substantial fees to third parties or additional internal development cost and delays. Furthermore such products may not be successful in providing the same level of functionality. Such delays, increased cost or reduced functionality could materially adversely affect the Company's business, operating results and financial condition.

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

          The Company has agreed to defend Corel pursuant to the terms of its
license to Corel.   The Company and Corel have filed an answer to the complaint denying Western Imaging's allegations. The court has issued an order compelling the parties to participate in non-binding mediation by the end of February 1998. The Company is currently investigating and conducting discovery regarding the allegations and believes it has meritorious defenses to such claims and intends to defend the litigation vigorously. However, due to the nature of the litigation and because the lawsuit is at a relatively early stage, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. Regardless of the ultimate outcome of the litigation, it could result in significant diversion of time by the Company's technical and managerial personnel. Because the results of the litigation, including any potential settlement, are uncertain, there can be no assurance that they will not have a material adverse effect on the Company's business, operating results and financial condition.


ITEM 2.     CHANGES IN SECURITIES

            Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable

ITEM 5.     OTHER INFORMATION

            Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a. Exhibits

                  Exhibit 2.1   Agreement and Plan of Merger by and among
                           Borland International, Inc., Vixen Acquisition Corporation and the Company, dated November 17, 1997 (incorporated by reference herein to identically-numbered exhibit to Company's Current Report on Form 8-K filed November 21, 1997)


                  Exhibit 27.1  Financial Data Schedule (EDGAR version only)

            b. Reports on Form 8-K

                  The Company filed a report on Form 8-K on November 21, 1997, stating under Item 5, that the Company had entered into the Merger Agreement.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Visigenic Software, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VISIGENIC SOFTWARE, INC.



Dated:  February 6, 1998        By:  /s/ KEVIN C. EICHLER
                                     -----------------------------
                                KEVIN C. EICHLER
                                Vice President, Finance, Chief
                                Financial Officer, Treasurer and Secretary

                            VISIGENIC SOFTWARE, INC

                                 EXHIBIT INDEX



Exhibit
Number         Description
------         -----------

 2.1 Agreement and Plan of Merger by and among Borland International, Inc., Vixen Acquisition Corporation and the Company, dated November 17, 1997 (incorporated by reference herein to identically-numbered exhibit to Company's Current Report on Form 8-K filed November 21, 1997)

27.1           Financial Data Schedule (EDGAR version only)